Form 10-Q
period 1996-03-31
CIMA LABS INC
filed 1996-05-15
CIK 833298

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934






      For the transition period from          to
                                      --------    --------




                            Commission File Number 0-24424

                                    CIMA LABS INC.
                (Exact name of registrant as specified in its charter)





                     Delaware                                 41-1569769
- --------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation  (I.R.S. Employer Identification
        or organization)                                 No.)




             10000 Valley View Road, Eden Prairie, Minnesota 55344-9361 (Address of principal executive offices including zip code)




                                    (612) 947-8700
                 (Registrant's telephone number, including area code)




- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                             Yes  X         No
                                 ---           ---


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock $.01 par value              7,847,599 shares
               -------------------------------   -------------------------------
                       (Class)                   (Outstanding at April 22, 1996)

                                    CIMA LABS INC.

                                  TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

COVER PAGE                                                                  1


TABLE OF CONTENTS                                                           2

PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS.

            Condensed Balance Sheets as of March 31, 1996
            and December 31, 1995                                           3


            Condensed Statements of Operations for the three-month
            periods ended March 31, 1996 and 1995 and the period
            from December 12, 1986 (inception) to March 31, 1996            4


            Condensed Statements of Cash Flows for the three-month
            periods ended March 31, 1996 and 1995 and the period
            from December 12, 1986 (inception) to March 31, 1996            5

            Notes to Condensed Financial Statements                         6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.                            7


PART II.    OTHER INFORMATION


   ITEM 1.  LEGAL PROCEEDINGS.                                              11


   ITEM 2.  CHANGES IN SECURITIES.                                          11

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                11

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            11

   ITEM 5.  OTHER INFORMATION.                                              11

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                               11

SIGNATURE                                                                   12

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CIMA LABS INC.
(A Development Stage Company)
Condensed Balance Sheets (Unaudited)




                                                           March 31,         December 31,
                                                             1996                1995
                                                      ---------------     ---------------
                                                                                (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                $2,516,596          $3,558,743
  Accounts receivable                                         373,622             212,971
  Inventories--Note B                                          95,778             324,610
  Prepaid expenses                                            262,631             287,279
                                                      ---------------     ---------------
Total current assets                                        3,248,627           4,383,603

Property, plant and equipment                              13,173,595          13,061,836
Less accumulated depreciation                              (2,600,263)         (2,479,688)
                                                      ---------------     ---------------
                                                           10,573,332          10,582,148
Other assets:
  Lease deposits                                              290,650             290,650
  Patents and trademarks, net of amortization                 251,361             262,244
                                                      ---------------     ---------------
                                                              542,011             552,894
                                                      ---------------     ---------------
Total assets                                              $14,363,970         $15,518,645
                                                      ---------------     ---------------
                                                      ---------------     ---------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                           $566,006            $291,868
  Accrued expenses                                            905,082             695,127
  Advance royalties                                           250,000             250,000
                                                      ---------------     ---------------
Total current liabilities                                   1,721,088           1,236,995

Commitments and contingencies

Stockholders' equity
  Convertible Preferred Stock, $.01 par value:
    Authorized shares - 5,000,000; issued and
      outstanding shares - none                                     -                   -
  Common Stock, $.01 par value:
    Authorized shares - 20,000,000; issued and
      outstanding shares - 7,840,099 - March 31, 1996;
      7,821,974 - December 31, 1995                            78,401              78,201
  Additional paid-in capital                               43,557,737          43,462,921
  Deficit accumulated during the development stage       (30,993,256)        (29,259,472)
                                                      ---------------     ---------------
Total stockholders' equity                                 12,642,882          14,281,650
                                                      ---------------     ---------------

Total liabilities and stockholders' equity                $14,363,970         $15,518,645
                                                      ---------------     ---------------
                                                      ---------------     ---------------



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed financial statements.

CIMA LABS INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)



                                                                                        Period from
                                                                                        December 12,
                                                      Three Months Ended                    1986
                                                           March 31,                  (Inception) to
                                             -------------------------------------        March 31,
                                                  1996                1995                  1996
                                             -------------------------------------   -----------------
Revenues:
  Net sales                                       $         -             $11,297         $13,750,884
  Research, development and
   licensing revenues                                 391,858             214,808           4,266,589
                                             -------------------------------------   -----------------
Total Revenues                                        391,858             226,105          18,017,473

Costs and Expenses:
  Cost of good sold                                         -              59,104          17,831,415
  Research and product development                  1,375,946           2,292,490          16,496,237
  Selling, general and administrative                 783,702           1,018,684          15,518,736
                                             -------------------------------------   -----------------
Total costs and expenses                            2,159,648           3,370,278          49,846,388

Other income (expense):
  Interest income, net                                 39,385             169,589             661,251
  Other income (expense)                               (5,379)             (3,173)            268,389
                                             -------------------------------------   -----------------
Total other income                                     34,006             166,416             929,640
                                             -------------------------------------   -----------------

Net loss and deficit accumulated
  during the development stage                    $(1,733,784)        $(2,977,757)       $(30,899,275)
                                             -------------------------------------   -----------------
                                             -------------------------------------   -----------------
Net loss per share:
         Primary                             $          (0.22)    $         (0.39)    $        (13.94)
         Fully diluted                       $          (0.22)    $         (0.39)    $         (8.02)

Weighted average number of
  shares outstanding:
         Primary                                    7,824,365           7,541,105           2,216,529
         Fully diluted                              7,824,365           7,541,105           3,852,849


See notes to condensed financial statements.

CIMA LABS INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)



                                                                  Three Months Ended                Period from
                                                                      March 31,                  December 12, 1986
                                                                                                   (Inception) to
                                                          ------------------------------------       March 31,
                                                              1996                1995                 1996
                                                          ------------------------------------   -----------------
OPERATING ACTIVITIES
Net loss                                                     $(1,733,784)        $(2,977,757)       $(30,899,275)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                  147,030             135,957           3,561,254
   Preferred stock issued for accrued interest                          -                   -             141,448
   Gain on sale of property, plant and equipment                        -                   -             (53,270)
Changes in operating assets and liabilities:
  Accounts receivable                                           (160,651)             266,356            (373,622)
  Inventories                                                     228,832           (159,144)             (95,778)
  Other current assets                                             24,648            (37,840)            (262,631)
  Accounts payable                                                274,138           (503,890)             566,001
  Accrued expenses                                                209,955           (237,872)             905,082
  Advance royalties                                                     -                  -              250,000
                                                          ------------------------------------   -----------------
Net cash used in operating activities                         (1,009,832)         (3,514,190)         (26,260,791)
Investing activities
Purchase of and deposits on property,
  plant and equipment                                           (111,759)           (680,224)         (14,257,819)
Purchase of short-term investments                                      -         (5,360,001)         (18,547,140)
Proceeds from sale of property, plant and equipment                     -                                 471,883
Proceeds from maturities of short-term investments                                 10,743,182          18,547,140
Patents and trademarks                                           (15,572)             (13,334)           (527,315)
                                                          ------------------------------------   -----------------
Net cash provided by (used in) investing activities             (127,331)           4,689,623         (14,313,251)
Financing activities
Proceeds from issuance of stock:
  Common Stock                                                    95,016               57,241          17,841,768
  Preferred Stock                                                      -                    -          25,458,690
Borrowing under line of credit                                         -                    -             450,000
Payment on line of credit                                              -                    -            (450,000)
Lease financing of equipment                                           -                    -           2,441,650
Security deposits on leases                                            -                    -            (290,650)
Proceeds from issuance of notes
  payable and warrants                                                 -                    -           1,923,950
Payments on notes payable                                              -                    -          (1,823,700)
Payments on capital leases                                             -                    -          (2,441,650)
Organization costs                                                     -                    -             (19,420)
                                                          ------------------------------------   -----------------
Net cash provided by financing activities                         95,016               57,241          43,090,638
                                                          ------------------------------------   -----------------
Increase (decrease) in cash and cash equivalents              (1,042,147)           1,232,674           2,516,596
Cash and cash equivalents at beginning of period               3,558,743            2,912,150                   -
                                                          ------------------------------------   -----------------
Cash and cash equivalents at end of period                    $2,516,596           $4,144,824          $2,516,596
                                                          ------------------------------------   -----------------
                                                          ------------------------------------   -----------------
Supplemental schedule of noncash investing
  and financing activities:
          Note payable exchanged for issuance
           of common stock                                              -                   -          $1,517,500
          Common stock issued for note receivable                       -                   -              50,000


See notes to condensed financial statements.

                                    CIMA LABS INC.
                            (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1996 (UNAUDITED)



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES


                        March 31,           December 31,
                          1996                  1995
                         --------            ------------
Raw materials           $ 95,778            $ 324,610
Work in process               --                   --
Finished products             --                   --
                         --------            ---------
                        $ 95,778            $ 324,610




NOTE C - INITIAL PUBLIC OFFERING

The Company completed its initial public offering ("IPO") of its Common Stock in July 1994. The shares of Series A, B, C, D and E Preferred Stock were automatically converted on a one-for-one basis to shares of Common Stock on the closing date of August 4, 1994.

NOTE D - LOSS PER SHARE

The primary loss per share is based on the weighted average Common shares outstanding during the period. The fully diluted loss per share assumes the conversion of the preferred shares to common shares as of the beginning of the period, or from the date of issuance if later. The loss per share for periods prior to August 4, 1994, the closing date of the IPO, also gives effect to the requirements of Staff Accounting Bulletin No. 83 (SAB 83).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION.

GENERAL

      CIMA LABS INC. ("CIMA" or the "Company") was founded in 1986 to develop effervescent drug delivery technologies and focused initially on liquid effervescents. CIMA continues to be a development stage company. CIMA's business focus has evolved over the last several years with the development and patenting of OraSolv-Registered Trademark-, an oral dosage form which incorporates microencapsulated drug ingredients into a tablet that dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. In 1993, following issuance of the U.S. patent covering OraSolv-Registered Trademark-, the Company began to emphasize and focus on the development of OraSolv-Registered Trademark- products and currently focuses primarily on such products.

      At March 31, 1996, the Company had accumulated net losses of approximately $30,899,000. The Company's revenues have been from product sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent and other products, and to a lesser extent from research and development fees and licensing arrangements, the latter generated primarily in the last five years. Revenues from manufacturing liquid effervescent products under agreements with third parties have decreased as a result of the Company's decision to discontinue manufacturing that product and focus on developing its OraSolv-Registered Trademark- technology. The last revenues for manufacturing liquid effervescent products were recognized in 1995. In addition to revenues from such manufacturing, research and development and licensing, the Company has funded operations from private sales of equity securities, realizing net proceeds of approximately $25,963,000. In July 1994, the Company completed an initial public offering of shares of its Common Stock, realizing net proceeds of approximately $16,379,000.

      The Company expects that losses will continue at least through 1997. Costs and expenses are expected to remain relatively stable as the majority of the necessary research and development personnel have already been hired. It is expected that additional manufacturing personnel will be added and operating expenses will increase at such time as the Company initiates the commercial production of OraSolv-Registered Trademark- products.

      The Company's ability to generate revenues is dependent upon its ability to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv-Registered Trademark- products to be marketed by these corporate partners. The

Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv-Registered Trademark- products. Although the Company believes these partners will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

      Since the Company's initial public offering in 1994, the Company has put in place a substantially new management team. This new management team was responsible for the buildout, validation and FDA registration of the Company's Eden Prairie manufacturing facility as well as the signing of three new collaborative agreements.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1996 AND 1995

      The Company's results of operations for the quarter ended March 31, 1996 reflect increased emphasis on development of OraSolv-Registered Trademark-products. Product sales declined from $11,000 in the first quarter of 1995 to no product sales in the first quarter of 1996 as the Company ceased to contract manufacture liquid effervescent and other products. The Company does not intend to manufacture liquid effervescent products in the future. Research and development fees and licensing revenues were $392,000 and $215,000 in the first quarter of 1996 and 1995, respectively. These increased research and development fees and licensing revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments, royalties and manufacturing fees. Research and development fees and licensing revenues will tend to fluctuate on a quarter to quarter basis.

      Cost of goods sold decreased to zero in the first quarter of 1996 from $59,000 in the first quarter of 1995. Costs of goods sold will increase when the Company begins commercial production and sales of OraSolv-Registered Trademark-products. Research and product development expenses decreased to $1,376,000 in the first quarter of 1996 from $2,292,000 in the first quarter of 1995. This decrease was the result of a product development/ optimization charge in the first quarter of 1995 of $1,068,000 from an independent consultant for improving product taste and packaging of OraSolv-Registered Trademark- products. Selling, general and administrative expenses decreased due to downsizing to $784,000 in the first quarter of 1996 from $1,019,000 in the first quarter of 1995. Net interest income decreased to $39,000 in the first quarter of 1996 from $170,000 in the first quarter of 1995 due to lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through March 31, 1996, CIMA had received net offering proceeds from such private and public sales of approximately $43,300,000 and had net sales from contract manufacturing agreements of approximately $13,800,000. Among other things, these funds were used to purchase approximately $14,300,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new Eden Prairie manufacturing facility. In July 1994, the Company completed an initial public offering of shares of its Common Stock, realizing net proceeds of approximately $16,400,000. The funds raised in CIMA's initial public offering have been used to buildout the manufacturing facility, purchase and validate the appropriate production equipment, complete and staff the research and development facilities and purchase the necessary equipment for that facility.

      The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from sales of the Company's products. Cash and cash equivalents, were $2,517,000 at March 31, 1996. The Company completed a public offering of its Common Stock in May 1996. The Company believes that the net proceeds to the Company from this public offering, combined with its currently available funds and excluding any license fees that may be received in the future, will meet its needs at least through the first quarter of 1997. The Company will need to raise additional funds through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

      The Company has not generated taxable income through March 1996. At March 31, 1996, the net operating losses available to offset future taxable income were approximately $31,397,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS


      The Company is a development stage company and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception in December 1986 through March 31, 1996 of approximately $30,899,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which have been derived primarily from the manufacturing of AutoLution-Registered Trademark- (a liquid effervescent) and other non-OraSolv-Registered Trademark- products under agreements with third parties. The Company no longer manufactures such products and no longer derives revenues from their manufacture. The Company expects to continue to incur losses at least through 1997. Many of the Company's expenditures to date have been non-recurring costs for plant, equipment and product optimization and validation. There can be no assurance, however, that the Company will ever generate substantial revenues or achieve profitability.

      The Company will need to raise additional funds to operate in 1997, and is subject to the risks inherent in raising such additional funds. See "-Liquidity and Capital Resources." In addition, the Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. See "-General."

      The success of the Company and of its business strategy is also dependent in large part on the ability of the Company to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing offers. In particular, the Company's success will depend, in part, on its ability to attract and retain the services of its executive officers and scientific and technical personnel. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed or replace personnel who have left the Company may have a material adverse affect on the Company. The Company currently has no full-time chief financial officer, but is actively recruiting to fill this position.


      To date no commercial sales of OraSolv-Registered Trademark- products have been made, and the Company has not derived any revenues from sales of OraSolv-Registered Trademark- products. Further, the Company does not expect to derive any such revenues until at least 1997. The Company has not yet manufactured OraSolv-Registered Trademark- products in commercial quantities.
To achieve desired levels of production, the Company will be required to increase substantially its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners.

      The foregoing risks reflect the Company's stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding the effects of health care reform on the pharmaceutical industry, including pressures exerted on the prices charged for pharmaceutical products, uncertainties regarding protection of patents and proprietary rights, uncertainties relating to government regulation and risks associated with having only one manufacturing facility.

                                    CIMA LABS INC.

PART II.       OTHER INFORMATION

   ITEM 1.     LEGAL PROCEEDINGS.

               None

   ITEM 2.     CHANGES IN SECURITIES.

               None

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

               None

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

   ITEM 5.     OTHER INFORMATION.

               None

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  EXHIBITS

                    Item          Description

                    3.1 Fifth Restated Certificate of Incorporation of the Company. (1)

                    3.2           Second Restated Bylaws of the Company. (1)

                    11.1          Statement re Computation of Net Loss Per
                                  Share
                    -----------

                    (1) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

               (b)  REPORTS ON FORM 8-K

                    The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                    CIMA LABS INC.


                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                              CIMA LABS INC.



Date:  May 14, 1996              By:   /s/      John M. Siebert
      -------------              ----------------------------------------------
                                   John M. Siebert
                                   President, Chief Executiv Officer
                                          and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX


                                                                 SEQUENTIALLY
NO. OF EXHIBIT    DESCRIPTION                                    NUMBERED PAGE

     3.1 Fifth Restated Certificate of Incorporation of the Company. (1)

     3.2          Second Restated Bylaws of the Company. (1)

     11.1         Statement re Computation of Net Loss Per
                  Share
- -----------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.