Form 10-K/A
period 1995-12-31
CIMA LABS INC
filed 1996-06-04
CIK 833298

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1995

                             Commission File No. 0-24424

                                    CIMA LABS INC.
                (Exact name of Registrant as specified in its charter)

                              -------------------------

           DELAWARE                                          41-1569769
 (State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

             10000 VALLEY VIEW ROAD, EDEN PRAIRIE, MINNESOTA 55344-9361 (Address of principal executive offices, including zip code)

         Registrant's telephone number, including area code:  (612) 947-8700

          SECURITIES REGISTERED PURSUANT TO Section 12(b) OF THE ACT:  NONE

             SECURITIES REGISTERED PURSUANT TO Section 12(g) OF THE ACT:
                             COMMON STOCK $.01 PAR VALUE
                                   (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 11, 1996, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on March 11, 1996 was $15,233,868.*

The number of shares of Common Stock outstanding as of March 11, 1996 was 7,821,974.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement which were filed with the Commission pursuant to Regulation 14A in connection with the 1996 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Report.

- -------------------------
* Excludes approximately 4,697,078 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at March 11, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                       PART I.

       Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "CIMA" in this Annual Report on Form 10-K relate to CIMA LABS INC., a Delaware corporation.

       The following registered trademarks of the Company are used in this Annual Report on Form 10-K: "CIMA-Registered Trademark-," "CIMA LABS INC.-Registered Trademark-," "OraSolv-Registered Trademark-" and
"AutoLution-Registered Trademark-." Certain other trademarks of the Company and other companies, including Zantac-Registered Trademark-, Pepcid AC-Registered Trademark- and Tagamet-Registered Trademark- HB-Trademark- are used in this Annual Report on Form 10-K.

ITEM 1.        BUSINESS

       EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS UNDER THE CAPTION "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

       CIMA is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv technology. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's ability to be easily ingested by patients will foster greater patient compliance, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

       CIMA's business focus has evolved over the last several years. From inception until 1992, the Company focused on the development of liquid effervescent products and technologies. In 1993, the U.S. patent covering OraSolv was issued and the Company, perceiving a greater commercial opportunity, shifted its focus to the development of OraSolv products. CIMA intends to commercialize its OraSolv technology through collaborations with pharmaceutical and other healthcare companies under which the Company will manufacture OraSolv formulations of its collaborators' pharmaceutical products. Since the issuance of the OraSolv patent in 1993, the Company has:

       - Completed construction of a 75,000 square foot manufacturing facility in Eden Prairie, Minnesota, which has been registered with the FDA and licensed by the State of Minnesota.
       - Entered into a License and Development Agreement with Glaxo to develop an OraSolv (liquid effervescent) version of Glaxo's Zantac.
       - Entered into a License Agreement and Development and a License Option Agreement with SmithKline Beecham to develop a series of OraSolv versions of SmithKline Beecham products for international and domestic distribution.
       - Entered into agreements with three other potential partners for the development and manufacture of OraSolv products.
       - Entered into a License and Supply Agreement with Merck to provide an AutoLution (a liquid effervescent) version of Merck's Pepcid AC.
       -  Added key scientific, technical and management personnel.

       CIMA is a Delaware corporation incorporated in 1986.

BUSINESS RISKS

       The Company is a development stage company and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through December 31, 1995, of $29,259,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which have been derived primarily from the manufacturing of AutoLution and other non-OraSolv products under agreements with third parties. The Company no longer manufactures such products and no longer derives revenues from their manufacture. The Company expects to continue to incur losses through 1997. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

       The Company believes that its currently available funds following its public offering of Common Stock in May 1996 will meet its needs through the first quarter of 1997. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through public or private financings, including equity financings which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company or at all.

       The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system as an alternative to conventional oral dosage forms. The Company expects that OraSolv products will be priced higher than conventional swallow tablets. Although the Company believes that initial consumer research has been encouraging, there can be no assurance that market acceptance for the Company's OraSolv products will ever develop or be sustained.

       To date no commercial sales of OraSolv products have been made, and the Company has not derived any revenues from sales of OraSolv products. Further, the Company does not expect to derive any such revenues until at least 1997.
The Company has not yet manufactured OraSolv products in commercial quantities. To achieve desired levels of production, the Company will be required to increase substantially its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners.

       The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding the effects of health care reform on the pharmaceutical industry, including pressures exerted on the prices charged for pharmaceutical products, and uncertainties regarding protection of patents and proprietary rights.

BACKGROUND

       DRUG DELIVERY TECHNOLOGY

       Patient medications are available in a variety of delivery forms, including solid dosage forms, liquids, effervescents, transdermal delivery methods and intramuscular and intravenous injections. Enteral medication delivery includes those medications delivered through the stomach, including tablets, liquids and effervescents. Enteral medications are frequently patient-administered, because of their non-invasive delivery method. Parenteral medications are those delivered by injection. Parenteral medications are often administered by a healthcare provider.

       The Company believes the convenience of patient administration has made enteral medications in general, and tablets in particular, popular with patients, providers and payors. Industry sources estimate that patients most frequently receive medications in an oral tablet form. However, children and the elderly, as well as those with certain physiological or medical indications, frequently experience difficulty in swallowing tablets. These patients often receive medications in liquid or effervescent form, or through parenteral methods as an alternative to tablets. The Company believes that tablets are a more convenient, accurate and effective medication form than are liquids or effervescents (which may spill in the process of administering the medication, especially to children) and are easier for patients to self-administer than parenteral therapeutics.

       RECENT TRENDS IN THE HEALTHCARE AND PHARMACEUTICAL INDUSTRIES

       The healthcare industry has experienced significant change in the past and the Company expects this change to continue for the foreseeable future. The emergence of managed care organizations has focused providers and payors on the efficient utilization of healthcare resources. In addition, the trend towards the "capitation" of fees, or management of a patient's health requirements for a pre-determined, regular payment, has created an awareness among providers of the cost-effectiveness of various medical treatments. Healthcare providers and payors have implemented a variety of strategies to reduce the cost of medical care, including the use of generic versions of prescription and non-prescription drugs, the use of non-prescription remedies and the use of therapies that have high patient compliance. The Company believes that patient non-compliance with medicinal dosing regimens is widespread, and that such non-compliance results in unnecessary costs to the healthcare system.

       These changes in the healthcare industry have also had an impact on participants in the pharmaceutical industry. In particular, a greater emphasis on cost effectiveness by providers and payors has resulted in pharmaceutical companies developing products that reduce the cost of therapy. These pharmaceutical companies have responded by developing treatments with improved efficacy, reduced complications and side effects, easier delivery and lower costs. The focus on cost-effectiveness has also led to the development of generic versions of off-patent prescription drugs. Increasingly, healthcare payors and providers have embraced generic equivalents of branded drugs because generic drugs provide a substantial cost savings. In addition, many pharmaceutical companies are extending their presence in a particular therapeutic area with the introduction of a non-prescription, or OTC, version of a prescription drug. Many patients and providers have indicated a preference for OTC versions of prescription formulations because of the convenience that patient-administration of OTC therapies provides as well as the cost savings.
In addition, healthcare providers and payors have indicated a continuing interest in therapies that improve patient compliance which ultimately leads to significant healthcare cost savings.

       As these pharmaceutical companies adjust to the evolving healthcare industry, they must differentiate their products in an increasingly crowded therapeutic market. To do this effectively, they must develop products or product extensions that can successfully compete in the generic and OTC market for drugs, develop products or product extensions that enhance patient compliance, and do all of this within a highly regulated and cost-constrained environment.

MARKET OPPORTUNITY

       The Company believes that its OraSolv drug delivery system will provide benefits to patients as well as healthcare industry providers and payors. These benefits, in turn, should provide marketing advantages to CIMA's pharmaceutical partners. The benefit to patients is convenience, which the Company believes will result in improved compliance with dosing regimens. The benefits to providers and payors are lower costs resulting from such improved compliance with dosing regimens. The benefits to pharmaceuticals partners are the potential for brand differentiation and the ability to retain brand integrity using proprietary technology.

       ADVANTAGES FOR PATIENTS, PROVIDERS AND PAYORS

       The Company believes a broad group of patients will benefit from the OraSolv rapid dissolve technology because it enables immediate medication at symptom emergence and facilitates conformance to dosing regimens. Patient non-compliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and payors may reduce unnecessary expenditures and improve therapeutic outcomes. Reduction of expenditures is an increasingly important issue to providers as capitated payment plans become more prevalent in the healthcare industry.

       In addition to the general market applications, the Company believes the OraSolv technology provides benefits to certain patient groups which experience significant difficulty in swallowing tablets. Such patient groups include children and the elderly and patients with certain anatomical or physiological deformities, certain disease indications or medication-associated dysphagia.
The Company has completed quantitative consumer testing with children and qualitative testing with physicians for the elderly which indicate the potential for these demographic groups to better comply with dosing regimens and thus to benefit from the OraSolv technology.

       ADVANTAGES FOR PHARMACEUTICAL PARTNERS

       The Company believes that pharmaceutical companies are facing challenges to adjust to the evolving healthcare industry. These challenges include: the impact of generic competition, which generally results in lower pricing as well as a loss of market share; the impact of the increased role of managed care organizations, forcing increased economic considerations in patient care, the results of which can include shorter therapies and therapeutic substitution (including less expensive products); and the need to maintain brand integrity with its inherent economic benefits.

       Pharmaceutical companies are addressing these issues in several ways. They are attempting to develop new product forms which will demonstrate a medical and economic benefit to the patient. They are also trying to develop products which will help to improve patient compliance, which should result in a patient's more rapid return to health. Finally, they are attempting to use approaches which can be patented or provide a technological differentiation in order to reduce the threat of competition. The Company believes that the OraSolv technology provides a means for its pharmaceutical partners to meet each of these challenges.

TECHNOLOGY

       ORASOLV

       The Company's OraSolv technology is an oral dosage form which combines taste-masked, microencapsulated drug ingredients with an effervescent disintegration agent. The effervescent disintegration agent aids in rapid dissolution of the tablet, permitting swallowing before the pharmaceutical ingredients are released. The OraSolv tablet dissolves quickly without chewing or water and allows for effective taste-masking of a wide variety of both prescription and OTC active drug ingredients.

       The microencapsulation of the drug ingredients used in OraSolv products is accomplished using a variety of coating techniques, including spray coating, spray drying, spray congealing, melt dispersion, phase separation or solvent evaporation methods. Certain of these coating techniques have been developed by the Company's scientists in collaboration with coating materials suppliers. Coating materials are designed to prevent the active drug ingredient in the OraSolv tablet from coming in contact with the taste buds and provide for immediate release of the active ingredient in the stomach. Coating materials are chosen based on the dose and taste of the active ingredients. A series of experiments is then performed to determine the suitability of various microencapsulation techniques. From these experiments, a technique is chosen based on reproducibility, stability, effectiveness in taste masking and cost-effectiveness. The microencapsulated drug is then combined with the fast-dissolving tablet materials, which can include a variety of flavoring and coloring agents, one or more sweetening agents and commonly used tablet excipients, such as binding agents and lubricants. In addition, an effervescent system composed of a dry acid and a dry base is added to the tablet excipients to facilitate a mild effervescent reaction when the tablet contacts saliva.
This effervescent reaction accelerates the disintegration of the tablet through the release of carbon dioxide. As the OraSolv tablet dissolves, it releases the microparticles of drug into the saliva forming a micro-suspension of the drug in the saliva. This microencapsulated drug suspension enters the stomach through the normal swallowing process.

       AUTOLUTION

       The Company's AutoLution technology is a drug delivery system that creates a liquid effervescent solution from dry drugs or chemicals. The technology involves the preparation of the active ingredients into a tablet or powder which is added to water to create a liquid drug solution. Since 1992, the Company has shifted its focus away from the development of AutoLution products to the development of OraSolv-based products. The Company will continue to develop its AutoLution technology under contractual agreements with corporate partners or other third parties, but it will no longer contract manufacture products using this technology.

STRATEGY

       The Company's goal is to have its OraSolv technology incorporated into as many pharmaceutical products as possible with an emphasis on pharmaceutical products which command a large market share or are in large market segments.
The Company has developed a strategic plan to accomplish this goal. The Company's primary strategies are to:

       - COLLABORATE WITH CORPORATE PARTNERS FOR MARKETING OF PRODUCTS. The Company has entered into and intends to continue to enter into agreements with pharmaceutical and other healthcare companies for the development and marketing of products that incorporate the OraSolv technology. The Company will refine the OraSolv formulation of a particular oral therapeutic and manufacture it for its collaborators. These collaborators will market and sell the OraSolv versions of the therapeutic. The Company believes this strategy will reduce the time required to market products and take advantage of the industry knowledge and presence of its partners.

       - FOCUS INITIALLY ON OTC APPLICATIONS. The Company is focusing initially on developing OraSolv products for the OTC cough/cold/flu, allergy and sinus, and analgesic markets. The Company intends to target both adult and pediatric applications. The Company believes that OTC products which are subject to the FDA's OTC drug review process can generally be introduced without FDA preapproval and thus can generate revenues sooner than prescription products. The Company believes that OTC products using its OraSolv delivery system can establish distinct brand identities among otherwise largely undifferentiated OTC products, particularly in the large but competitive cough/cold/flu, allergy and sinus, and analgesic markets.

       - PURSUE OPPORTUNITIES IN OTC SWITCH PRODUCTS. The Company intends to develop OraSolv products for drugs that are being switched from the prescription to the OTC market. The Company believes that as prescription products are switched into the OTC market, pharmaceutical companies will seek methods for product differentiation. The Company believes that the OraSolv delivery system offers significant differentiation potential for these products. The Company's initial focus in this area is in the gastric relief market, where opportunities have been created by the recent FDA approval of the switch to OTC of three significant anti-ulcer drugs, Zantac 75, Pepcid AC and Tagamet HB, and expiration of the patent on Tagamet.

       - DEVELOP SELECTED PRESCRIPTION DRUG APPLICATIONS. The Company is investigating the development of OraSolv pediatric antibiotic products and expects in the future to develop certain other prescription drug applications. Qualitative market research studies (focus groups) with pediatricians conducted by the Company have demonstrated a strong interest by this group in utilizing OraSolv technology to improve compliance among children taking antibiotic products. Other potential OraSolv prescription applications include anti-nauseants, psychotherapeutics and cancer therapy drugs. OraSolv products may offer improved taste acceptance and improved compliance with respect to these drugs. They may also offer benefits where patients have difficulty swallowing tablets or ingesting liquids.

       - DEVELOP PROPRIETARY TECHNOLOGIES. The Company intends to continue to develop proprietary technology and obtain patents thereon. To date, the Company has five U.S. and two Australian patents and nine patent applications. The Company believes that patented products and technologies provide attractive marketing features for use by its corporate partners.

       - RETAIN MANUFACTURING RIGHTS. The Company intends to continue to develop OraSolv formulations of oral therapeutics for its collaborators, to manufacture commercial quantities of these products in its facility in Eden Prairie, and to rely on its collaborators to market and sell the OraSolv formulations. The Company believes this strategy enables it to better and more effectively manage increasing manufacturing volumes, control quality of the products it manufactures and manufacture in small or varying batch sizes, each of which provide it with a competitive business advantage.

       - RETAIN OWNERSHIP OF PRODUCTS DEVELOPED IN COLLABORATIONS. The Company has retained and intends to continue to retain ownership of the OraSolv formulations developed for its collaborators. The

       Company believes this practice will provide it with the flexibility of entering into collaborations with other potential partners should the initial partner decide not to pursue the commercialization of a particular OraSolv product.



TARGET MARKETS

       KEY OTC MARKETS

       OTC COUGH/COLD/FLU, ALLERGY AND SINUS. This large market is generally segmented into cough/cold/flu, allergy, and sinus categories with approximately 77% of U.S. sales in terms of dollars in cough/cold/flu products, and 12% and 11% each in the allergy and sinus categories, respectively, in 1993. Approximately 61% of sales in this market are of products using tablet, capsule and lozenge dosage forms while the remaining 39% of sales are of products using liquid dosage forms. This market is highly competitive. The cough/cold/flu category is seasonal and is characterized by frequent new product entries as companies attempt to gain market share through product differentiation. The Company has entered into an agreement with a multinational pharmaceutical company to develop a series of products for this market. See "-- Agreements With Corporate Partners." The Company is also pursuing other development opportunities in this market.

       OTC ANALGESICS. This market includes the following market segments: acetaminophen, which represented approximately 48% of U.S. dollar sales in this market in 1993; ibuprofen, which represented approximately 30% of such sales; and aspirin, which represented approximately 22% of such sales. New Rx-to-OTC switch products (e.g., ketoprofen and naproxen sodium), have recently entered this market and are expected to achieve significant growth. The Company's initial focus in this market is on acetaminophen, the dominant segment, and the fast-growing segments of the Rx-to-OTC products, as well as on analgesic combinations. The Company is pursuing several development opportunities in this market.

       GASTRIC RELIEF. The Company believes that the gastric relief market for OTC products will grow as the patents on certain anti-ulcer prescription drugs expire. For example, the patent on a significant anti-ulcer prescription drug recently expired. Generic versions of this drug are being introduced into the prescription market and also switched into the OTC market. These generic versions may be considered therapeutically equivalent to other patented, anti-ulcer prescription drugs. The Company believes that OraSolv is an attractive dosage form for the gastric relief market because it could provide taste masking for anti-ulcer drugs, which tend to have a disagreeable taste.

       PRESCRIPTION DRUG MARKET

       The Company is investigating the development of OraSolv pediatric antibiotic products and expects in the future to develop OraSolv products for prescription drug applications, including products for which Abbreviated New Drug Applications may be filed for special niche branded use. Certain antibiotics must be manufactured at a separate facility from other pharmaceuticals, which may impede the development of such products. Other potential OraSolv prescription applications include anti-nauseants, psychotherapeutics and cancer therapy drugs. The Company also believes that additional prescription opportunities exist in the analgesic, anti-inflammatory and cough/cold/flu, allergy and sinus markets.


       PEDIATRIC VITAMINS

       The Company has in the past developed and may in the future develop OraSolv products for the pediatric vitamin market. The Company has focused on the pediatric vitamin market rather than on the larger adult vitamin market because the Company believes that OraSolv's improved taste acceptance and ease of administration can offer greater compliance in the pediatric market, where compliance with a regular dosage regimen can be difficult to achieve.

AGREEMENTS WITH CORPORATE PARTNERS

       The Company's business development efforts are focused on entering into development, licensing and manufacturing agreements with pharmaceutical and other healthcare companies. Under these agreements, the corporate partner will be responsible for marketing the Company's products either worldwide, or in specified markets or territories. The collaborative arrangements typically begin with a research and development phase which, if successful, may be followed by a development and license option agreement for development of product prototypes and then license and manufacturing agreements for commercialization of such products. Alternatively, the Company may develop product prototypes internally and enter directly into a development, manufacturing or license agreement for commercialization of those products.

       The Company's future ability to generate revenue is dependent upon the Company's ability to enter into collaborative arrangements with pharmaceutical and other corporate partners to develop products that meet the requirements of its corporate partners and upon the marketing efforts of these corporate partners. The Company believes these partners will have an economic motivation to market the Company's products; however, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Failure of these partners to market the Company's products successfully would have a material adverse effect on the Company's financial condition and results of operations. Moreover, certain of the Company's OTC products are seasonal in nature and the Company's revenues could vary materially from one financial period to another depending on which of such products, if any, are then being marketed. In an attempt to alleviate such risk, the Company is focused on developing for its partners a mix of OTC and prescription products. There can be no assurance that the Company will be able to enter into additional collaborative arrangements in the future or that any current or future collaborative arrangements will result in successful product commercialization. To the extent that agreements with corporate partners cover products to be sold internationally, such sales could be adversely affected by governmental, political and economic conditions in other countries, including tariff regulations, taxes, import quotas and other factors.

       The table below summarizes certain elements of the Company's major collaborative arrangements, including partners, market segments, types of agreements and CIMA technology.

          PARTNER                  MARKET SEGMENT              TYPE OF AGREEMENT             CIMA TECHNOLOGY
- ---------------------------  ---------------------------  ---------------------------  ---------------------------
Glaxo Wellcome plc                 Gastric Relief           License and Development              OraSolv
                                    (Rx and OTC)                   Agreement

SmithKline Beecham plc                   (1)                   License Agreement                 OraSolv

SmithKline Beecham plc/            Analgesics and           Option and Development               OraSolv

Sterling Winthrop, Inc.(2)         Cough/Cold/Flu                  Agreement

(1)                                      (1)                 Full-Scale Stability,               OraSolv
                                                           Manufacturing and Testing

(1)                                      (1)                Development and License              OraSolv
                                                               Option Agreement

Merck & Co., Inc.                  Gastric Relief             License and Supply               AutoLution
                                                                   Agreement

- ------------
(1) Further information is confidential as disclosure of the partner company or product category may force the collaborative partner to alter its marketing plans, which could have a material adverse effect on the eventual marketing of the product.

(2) As a result of corporate restructuring due to the sale of Sterling's OTC business to SmithKline Beecham, SmithKline Beecham assumed most of Sterling's rights under this agreement, and certain rights with respect to the U.S. and Canada reverted to the Company. See "-- Agreements With Corporate Partners -- SmithKline Beecham Option and Development Agreement."

       GLAXO AGREEMENT

       The Company has entered into a License and Development Agreement with Glaxo (the "Glaxo Agreement") to produce an OraSolv version of Zantac to be marketed exclusively by Glaxo in the U.S. and internationally, for both the OTC and prescription markets. In late 1995, the FDA approved the switch to OTC of a version of Zantac for heartburn indications (Zantac 75). Pursuant to the Glaxo Agreement, the Company will receive certain fees to develop product prototypes and all development costs will be borne by Glaxo. The Company will also receive payments upon completion of certain milestones. Glaxo will pay specified royalties to the Company on net sales of the products. The Glaxo Agreement provides that the

Company retains the right to manufacture certain minimum quantities of the OraSolv products for the first five years following the first commercial sale of the products. At any time during the term of the Glaxo Agreement, however, Glaxo may terminate the Company's manufacturing rights for specified reasons. Termination of the Company's manufacturing rights or of the Glaxo Agreement could have a material adverse effect on the Company's business. Timing of product introductions under the Glaxo Agreement is within the control of Glaxo, and the Company estimates that products developed under the Glaxo Agreement will be introduced no earlier than the second half of 1998.

       SMITHKLINE BEECHAM LICENSE AGREEMENT

       The Company entered into a License Agreement with SmithKline Beecham in April 1996. The License Agreement grants SmithKline Beecham exclusive marketing rights for certain specific OraSolv OTC products. SmithKline Beecham will have the right to market such products throughout the world, except in the U.S. and Canada. Under the License Agreement, the Company will receive a license fee which is refundable under certain circumstances, and is also entitled to receive certain milestone payments upon the occurrence of specified events. The Company will also receive royalties on net sales of the products by SmithKline Beecham. SmithKline Beecham has a unilateral right to terminate the License Agreement for any reason upon written notice to the Company within specified time periods.
The License Agreement also contemplates that the parties will negotiate and enter into a manufacturing and supply agreement pursuant to which the Company would manufacture and supply SmithKline Beecham with its requirements of the products. There can be no assurance, however, that such an agreement will be reached or, if reached, that such supply relationship will be profitable to the Company. If the parties are unable to agree upon such manufacture and supply terms, then SmithKline Beecham may elect to have such products manufactured by either SmithKline Beecham or a third party manufacturer approved by the Company.

       SMITHKLINE BEECHAM OPTION AND DEVELOPMENT AGREEMENT

       The Company entered into an Option and Development Agreement with Sterling Winthrop, Inc. ("Sterling") in May 1994. Subsequently, Sterling's worldwide OTC business was purchased by SmithKline Beecham, which assumed Sterling's development and license option rights to all 15 products under the agreement for markets outside the U.S. and Canada, but relinquished rights to five of the products for sales in the U.S. and Canada. The agreement provides that the Company will develop a series of analgesic and cough/cold/flu, allergy and sinus OraSolv products. The Company will receive certain fees to develop a number of different product prototypes for SmithKline Beecham's evaluation and will grant to SmithKline Beecham, upon payment of additional specified fees, options to enter into license agreements for the marketing of any of the products developed. While this agreement describes the basic terms to be contained in any license agreement subsequently entered into between the Company and SmithKline Beecham, SmithKline Beecham is not obligated to enter into any definitive license agreement with the Company and generally has the right to abandon a product at any time for any reason without significant penalty, or to terminate the agreement entirely. If the Company does not enter into a definitive license agreement with SmithKline Beecham within a specified time period, the Company retains the right to seek an alternative corporate partner for the products being developed, although there can be no assurance that the Company could locate a suitable alternative corporate partner. A decision by SmithKline Beecham to abandon one or more products, once licensed, could materially adversely affect the Company's financial condition and results of operations.

       The agreement with SmithKline Beecham specifies certain products for which any license granted would be co-exclusive, permitting the Company to enter into another collaborative arrangement with a different corporate partner with respect to each such product. As to the other products to be developed, the license granted to SmithKline Beecham would be exclusive. The agreement provides that if any definitive license agreement is entered into, the Company would receive certain license fees and a royalty on net sales of each of the products subject to the license agreement. While the SmithKline Beecham agreement does not specify the terms of any manufacture and supply agreement, the Company intends to negotiate to retain the right to manufacture the licensed products in connection with any definitive license agreement entered into with SmithKline Beecham. There can be no assurance that the Company will retain manufacturing rights or that any such rights retained will be profitable for the Company. The failure by the Company to retain manufacturing rights could have a material adverse effect on the Company's profitability.

       OTHER ORASOLV AGREEMENTS

       In the first quarter of 1996, the Company entered into three additional agreements with three undisclosed multinational pharmaceutical companies for development or manufacture of OraSolv products. Because the marketplace for pharmaceutical products is highly competitive, disclosure of the potential partner and market category or product may result in the prior implementation of competitive strategies which would be damaging or destructive to the marketing plans of the potential partner. That activity could result in the loss of brand equity and the nonrecovery of substantial advertising and promotional costs. Accordingly, at the present time both the identities of the other companies and the nature of the products involved remain confidential.

       One of these confidential agreements, a full-scale stability, manufacturing and testing agreement, provides for the Company to conduct stability manufacturing and testing of an OraSolv formulation of a certain class of pharmaceutical products. The agreement provides for the partner to pay the Company certain fees and provides the partner an exclusive negotiation period for additional rights with respect to the specific class of pharmaceutical products being evaluated by the partner.

       Under another confidential agreement, the Company is developing prototypes of products formulated with the OraSolv technology for that partner's evaluation. In exchange, the partner will make certain payments to CIMA. The agreement also provides for an exclusive negotiation period for additional rights with respect to the product.

       Under the third such confidential agreement, each of the parties performed in full and mutually agreed not to take any further actions under such agreement at this time.

       There can be no assurance that the potential partners under any of the two continuing confidential agreements will perform as anticipated, or that any of such confidential agreements will result in the commercialization of products. In addition, each of the two continuing confidential agreements permit the respective potential partner to terminate the agreement at any time.

       MERCK AGREEMENT

       The Company has a license agreement and supply agreement with Merck under which the Company has developed an AutoLution (liquid effervescent) form of Pepcid AC, the OTC version of Pepcid, Merck's anti-ulcer product. The license agreement provides that the Company will receive a royalty on net sales of the product, which Merck plans to sell in Europe. Merck may terminate the license agreement upon 90 days' written notice for any reason.

       To date, the Company has not derived any revenues from sales of OraSolv products. In connection with agreements with corporate partners for OraSolv products, the Company has received research and development fees and licensing revenues of $684,000, $1,168,000 and $368,000, in 1995, 1994, and 1993,
respectively. Net sales of AutoLution and other products decreased to $151,000 in 1995 from $1,451,000 in 1994, and $1,857,000 in 1993. In 1995, 1994, and
1993, the Company spent $3,983,000, $2,845,000, and $1,857,000, respectively, on research and development activities.

PATENTS AND PROPRIETARY RIGHTS

       The Company actively seeks, when appropriate, protection for its products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products. The Company holds five U.S. patents. The most significant U.S. patent issued to the Company covers the taste-masking, microencapsulation and quick-dissolving excipient technology incorporated in the OraSolv products. The OraSolv patent and two others were issued in 1993 and expire in 2010, the fourth patent was issued in 1995 and expires in 2012 and the fifth patent was issued in 1996 and expires in 2013. Two of the issued U.S. patents relate to the production of compressed effervescent and non-effervescent tablets using a particular lubricant developed by the Company. Another patent relates to an effervescent pediatric vitamin and mineral supplement. The fifth patent relates to the formulation of a base coated acid effervescent mixture manufactured by a controlled acid-base reaction. The obtained mixture can be used in the formulation of acid sensitive compounds with OraSolv technology or other effervescent-based products.

       The Company holds two patents in Australia, which issued in 1990. The Company also has a total of nine U.S. and foreign patent applications, including two European Patent Office filings.

       The Company's success will depend in part on its ability to obtain and maintain patent protection for its products and preserve its trade secrets. No assurance can be given, however, that the Company's patent applications will be approved or that any issued patents will provide competitive advantages for its products or will not be challenged or circumvented by competitors.

       The ability to commercialize the Company's products will depend on not infringing the patents of others. Although the Company is not aware of any claim of patent infringement against it, the Company has entered into a licensing agreement with Beecham Group plc ("Beecham") to avoid the possibility of litigation. Under the license, the Company has a non-exclusive, worldwide license to make, have made, use and sell products covered by a particular U.S. patent issued to Beecham and corresponding rights in other countries (the "Beecham Patent Rights"), which may cover certain OraSolv products. Under the terms of the license, the Company is required to pay a royalty of 2% of amounts received by the Company in respect of OraSolv products. The license extends for the life of the Beecham Patent Rights and is terminable upon default by either party.

       Whether or not the outcome of any litigation concerning patents and proprietary technologies is favorable to the Company, the cost of such litigation and the diversion of the Company's resources during such litigation could have a material adverse effect on the Company.

       Much of the Company's technology is dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect rights to its proprietary know-how and technology, Company policy requires all employees and consultants to execute confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements also require disclosure and assignment to the Company of discoveries and inventions made by such persons while devoted to Company activities. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, it is possible others may infringe the patent rights of the Company.

       The Company may desire or be required to obtain licenses from others with respect to materials used in the Company's products or manufacturing processes, including drug coating techniques. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, or that any licensed patents or proprietary rights will be valid and enforceable.

MANUFACTURING

       A key component of the Company's strategy is to be the primary manufacturer of OraSolv products. Advantages of this strategy include the control of the technology, the ability to quickly increase production, and to refine the production process as necessary to rapidly and successfully bring OraSolv products to market. Although the OraSolv process uses standard pharmaceutical production equipment, certain modifications were required to meet the specific needs of OraSolv products, including the need for producing softer tablets, special protective packaging and dehumidification. During the refining process and the process validation runs, the Company identified the key product quality issues, which the Company has now built into the product specifications. The Company believes that this manufacturing experience gives it an advantage over its competitors. The Company believes that its ability to manufacture OraSolv products provides economies of scale, therefore making the Company more attractive to its partners by allowing them access to smaller volume line extensions without making significant capital investments.

       The Company's OraSolv production facility is located in Eden Prairie, Minnesota, which also houses the Company's corporate headquarters. The Company began occupying and making leasehold improvements to the new facility in late June 1994 and the facility was completed in December 1994. See "Item 2. -- Properties." Initially, the Company will operate one production line at this facility which it believes will be capable of producing 400 million tablets a year. The facility is designed to be expandable to six production lines to achieve a maximum capacity of 2.4 billion tablets a year. The production equipment consists of an integrated blending, tableting and packaging operation. The configuration of the production flow layout and this equipment has been designed by Company personnel and the Company's consultants. Most of the equipment consists of components commonly used in pharmaceutical manufacturing. Modern technology for environmental control is utilized. The equipment was selected for ease of operation, cleaning and changeover and cost effectiveness. The production line is capable of packaging a variety of package designs with rapid conversion between sizes.

       During 1995, the facility was validated, registered with the FDA and licensed by the State of Minnesota. Numerous site audits by major pharmaceutical companies have also successfully occurred. After the completion of equipment validation, CIMA successfully conducted full scale-up runs of the production line. To date, over 50 production batches have been manufactured using the OraSolv production equipment.

       The OraSolv production process begins with the purchase of the pharmaceutical ingredients to be used in manufacturing the products. The active drug ingredients may be shipped to coating materials suppliers where appropriate coating materials are applied to microencapsulate the ingredients. In some cases, the Company purchases the microencapsulated active ingredient from a supplier. These coating materials suppliers are subject to extensive government regulation, including current Good Manufacturing Practice regulations ("cGMP") promulgated by the FDA. After coating, the active drug ingredients are sent to the Company where they are tested again by CIMA's Analytical Quality Control group and released to the production department. The active and inactive drug ingredients that have been quality control released are further processed and pressed into OraSolv tablets. The tablets are immediately transferred into blister-foil packages and packed in cartons in a high-speed, continuous operation. The pharmaceutical ingredients and other supplies to be used in manufacturing OraSolv products are standard pharmaceutical products available from numerous suppliers. Most coating materials are also available from numerous suppliers. In some instances, however, certain coating materials or techniques may be available only from a single supplier. If any such coating materials or techniques were to become unavailable, the Company believes that satisfactory alternative materials or techniques could be substituted. However, there can be no assurance that the Company's manufacturing operations would not be disrupted. Any such disruption could have an adverse effect on the Company's business and could possibly damage relations with its corporate partners.

       By producing many full-scale trial batches, the Company believes it has identified and minimized potential problems that could affect product manufacturing in commercial quantities. There can be no assurance, however, that manufacturing and control problems will not arise as the Company begins manufacturing at commercial scale. If manufacturing or control problems arise and are not corrected for any reason, the Company's business could be materially adversely affected.

MARKETING

       The Company's marketing strategy is to rely on its corporate partners for the marketing and sale of its products. The Company believes this strategy will enable it to respond quickly to market demands, while avoiding the effort and expense associated with the establishment of an end-user marketing capability. The Company's internal marketing department has focused on promoting the benefits of OraSolv to its corporate pharmaceutical partners and with conducting consumer surveys and physician research of various OraSolv formulations. Currently, the Company has entered into corporate collaborations with Glaxo, Merck and SmithKline Beecham, and with three other major pharmaceutical companies.

RESEARCH AND DEVELOPMENT

       The research and development ("R&D") department at CIMA is primarily focused on the development of oral dosage forms based on CIMA proprietary technologies. These efforts are conducted to support the CIMA strategic and business goals. The Company's R&D department is devoted to the development of drug delivery technologies and dosage forms for pharmaceutical applications. The key goals for the R&D team are: develop innovative drug delivery systems that fulfill the pharmaceutical partners' needs and meet the strategy of the Company; develop, expand and support systems required to fulfill cGMP production at commercial levels necessary to meet the requirements of major pharmaceutical companies; recruit and train high quality technical and scientific personnel; and support the Company's intellectual property process.

       The R&D department includes scientists recruited from the research and development groups of major U.S. pharmaceutical companies. Currently R&D personnel and support systems and facilities are organized in a way to effectively develop formulations from bench scale through full scale/commercial size. Such development is carried out at the R&D facilities in Brooklyn Park, Minnesota and in the full scale manufacturing facility in Eden Prairie, Minnesota. The Company believes that its R&D facilities are in compliance with cGMP. In both facilities, small cGMP batches are manufactured, packaged and released to support initial studies in humans, including both consumer studies for OTC products and clinical studies for prescription products.

       During the three years ended December 31, 1995, CIMA's total expenditures for research and development were $1,856,900, $3,548,900 and $6,504,500, respectively, of which amounts research and development fees from the Company's collaborative partners were $271,800, $452,900 and $496,600, respectively.

COMPETITION

       Competition in the areas of pharmaceutical products and drug delivery systems is intense. The Company's primary competitors in the business of developing and applying drug delivery systems include companies which have substantially greater financial, technological, marketing, personnel and research and development resources than the Company. The Company's products will compete not only with products employing advanced drug delivery systems but also with products employing conventional dosage forms. New drugs or future developments in alternative drug delivery technologies may provide therapeutic or cost advantages over the Company's potential products. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete.

       Among the technologies expected to provide competition for the Company's OraSolv technology is the Zydis technology developed by R.P. Scherer Corporation ("Scherer") and the Shearform Matrix technology developed by Fuisz Technologies, Ltd. ("Fuisz"). The Zydis technology is a fast-dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The Shearform Matrix technology has application to two tablet formats, one of which involves waterless, fast dissolving oral delivery which Fuisz calls "FlashDose."

       The principal competitive factors in the market for rapid dissolving tablet technologies are compatibility with taste-masking techniques, dosage capacity, drug compatibility, cost and ease of manufacture and required capital investment for manufacturing. The Company believes that its rapid dissolving tablet technology competes favorably with respect to these factors. However, both Scherer and Fuisz have been successful in licensing their technologies to a number of pharmaceutical companies. The Company also believes that certain pharmaceutical companies may be developing other rapid dissolving tablet technologies which might be competitive with the Company's technology.

GOVERNMENT REGULATION

       All pharmaceutical manufacturers are subject to extensive regulation of their activities, including research and development and production and marketing, by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous regulation by the FDA. The federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, advertising and promotion, and marketing and distribution of pharmaceutical products. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as civil penalties, criminal prosecution of the company, its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending premarket approval applications or supplements to approved applications.

       In general, FDA approval is required before a new drug product may be marketed in the U.S. However, most OTC drug products are exempt from the FDA's premarketing approval requirements. In 1972, the FDA instituted the ongoing
OTC Drug Review in order to evaluate the safety and effectiveness of all OTC drugs then on the market. Through the OTC Drug Review process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications, and labeling statements for OTC drugs that the

FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. For certain categories of OTC drug products not yet subject to a final monograph, the FDA usually will not take regulatory action against such a product unless failure to do so poses a potential health hazard to consumers. The Company initially intends to emphasize OTC drug products that generally do not require FDA approval. Products subject to final monographs, however, are subject to various FDA regulations such as those outlining cGMP requirements, general and specific OTC labeling requirements (including warning statements), the restriction against advertising for conditions other than those stated in product labeling, and the requirement that OTC drugs contain only suitable inactive ingredients. OTC products and manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

       Future marketing of products not formulated in compliance with final OTC drug monographs typically will require a formal submission to the FDA, such as an Abbreviated New Drug Application ("ANDA"), New Drug Application ("NDA") or Supplement to existing New Drug Application ("SNDA"), and ultimate approval by the FDA. This application and approval process can be expensive and time consuming, typically taking from six months to several years to complete. Further, there can be no assurance that approvals can be obtained, or that any such approvals will be on the terms or have the scope necessary for successful commercialization of these products. The Company expects that any required FDA approvals in connection with the introduction of new, non-monographed products, such as an OraSolv version of Zantac, would be sought by the Company's corporate partners. Marketing of such products could be delayed or prevented because of this process. Even after an ANDA, NDA or SNDA has been approved, existing FDA procedures may delay initial product shipment. Delays caused by the FDA approval process may materially reduce the period during which there is an exclusive right to exploit patented products or technologies. Even if any required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may result in delays in or ultimately prevent marketing. The Company expects to rely on its pharmaceutical company partners to obtain any necessary government approvals in foreign countries.

       Prescription drug products with proven safety and efficacy profiles may be "switched" to OTC status through the submission to and approval by the FDA of an NDA. The information and data required to support a switch application vary with individual drugs. In some cases, the manufacturer may be required to conduct clinical investigations or other scientific studies to assess the safety and effectiveness of the drug for OTC use. In evaluating an OTC switch, the FDA considers whether the drug product is safe for use by consumers without the supervision of an appropriate licensed healthcare professional. As prescription drug products are switched to the OTC market, pharmaceutical companies face the same challenges to establish brand identification and product differentiation as they face with current OTC drug products. Although switched products in certain cases may be eligible for a three-year period of market exclusivity (during which time the FDA will not consider any ANDAs for the same drug), the Company believes that its OraSolv drug delivery system can help its corporate partners differentiate their products during any exclusivity period and maintain a competitive advantage thereafter.

       If a generic version of a drug already approved under an NDA and no longer subject to any FDA marketing exclusivity, is bioequivalent to the approved product, preparation and submission of an ANDA will be the most time and cost-effective approach to the FDA premarket approval. The methodology for establishing bioequivalence through in vitro or in vivo methods is viewed to be straightforward. Because CIMA's taste-masking systems are used in immediate release dosage forms, this approach is generally the most expeditious.

       Certain drugs may raise distinctive issues, such as a need for a unique approach to proving bioequivalence. In those cases, premarket approval under
Section 505(b)(2) of the Food, Drug, and Cosmetic Act would be more appropriate.
Section 505(b)(2) allows the FDA to approve an NDA using shortened procedures, usually for drugs that have proven safety profiles because of their marketplace performance among a large population group. In a 505(b)(2) application, a company may rely on clinical investigations conducted by others to which it does not hold a right of reference. In general, a 505(b)(2) application is supported by two or three clinical studies among the target population group designed to verify the safety and efficacy of the drug product in that population using the target dose and dose sequence. The cost of this approach, which is generally used when a new delivery system or indication is added to an existing drug product, is typically much less that a standard NDA.

       Each domestic drug product manufacturing facility must be registered with the FDA. Each manufacturer must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Domestic manufacturing facilities are also subject to at least biannual inspection by the FDA for compliance with cGMP regulations. Compliance with cGMP is required at all times during the manufacture and processing of drug products. CIMA's existing manufacturing facilities have been inspected periodically by the FDA. While the Company's new OraSolv manufacturing facility is required to be registered with the FDA and to comply with cGMP regulations at all times, FDA approval will not be required prior to commencement of manufacturing of OTC drug products. An FDA inspection of the premises once manufacturing has been initiated is very likely. Even though the Company has worked diligently to assure compliance with FDA regulations and has been audited by the quality control/compliance groups of several of its current and potential corporate partners, there can be no guarantee that FDA inspections will proceed without any compliance issues requiring the expenditure of money and resources to resolve. The Company's facilities have been inspected by and the Company has received a license from the Minnesota Board of Pharmacy to manufacture drug products in its facilities.

       The Company is also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities and its manufacturing, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. The Company believes that it has complied with these laws and regulations in all material respects and it has not been required to take any action to correct any material noncompliance. The Company does not currently anticipate that any material capital expenditures will be required in order to comply with federal, state and local environmental laws or that compliance with such laws will have a material effect on the earnings or competitive position of the Company. The Company is unable to predict, however, the impact on the Company's business of any changes in such environmental laws or of any new laws or regulations that may be imposed in the future and there can be no assurance that the Company will not be required to incur significant compliance costs or be held liable for damages resulting from violations of these laws and regulations. The Company has manufactured an herbicide product for a large chemical company involving certain hazardous materials and chemicals. The herbicide product was manufactured in a separate facility from the Eden Prairie facility. The Company believes that its safety procedures for handling and disposing of such materials and chemicals complied with the requirements of federal and state law.

EMPLOYEES

       On March 31, 1996, the Company had 49 full-time employees, of whom 12 were engaged in research and development (including 5 with Ph.D.s), 17 in manufacturing, 7 in compliance, 3 in quality control and 10 in administration, business development, finance and human resources. Most of the Company's scientific and engineering employees have had prior experience with pharmaceutical or medical products companies. No employee is represented by a union, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

       The success of the Company and of its business strategy is dependent in large part on the ability of the Company to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing offers. In particular, the Company's success will depend, in part, on its ability to attract and retain the services of its executive officers and scientific and technical personnel. The loss of the services of one or more members of management or key employees or the inability to hire additional personnel as needed may have a material adverse effect on the Company. The Company currently has no full-time chief financial officer, but is actively recruiting to fill this position.

LIABILITY INSURANCE

       The Company's business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse impact on the Company. The Company currently has general liability insurance and product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 on an annual aggregate basis. The Company's insurance policies provide coverage on a claims made basis and are subject to annual renewal. There can be no assurance, however, that the Company will be able to maintain such insurance on acceptable terms or that the Company will be able to secure increased coverage as the commercialization of its products proceeds or that any insurance will provide adequate protection against potential liabilities.

ITEM 2.   PROPERTIES

       The Company has leased a 75,000 square foot facility in Eden Prairie, Minnesota, a suburb of Minneapolis, which houses its corporate headquarters and has been prepared for use as an OraSolv production facility. This lease has an initial term of ten years with minimum annual base rent payments (exclusive of real estate taxes and maintenance fees) of approximately $337,500 through the third year, $375,000 for years four through seven and $412,500 for years eight through ten of the lease. The Company has the option to extend the lease term for an additional seventy months with a minimum annual base rent payment (exclusive of real estate taxes and maintenance fees) of approximately $450,000.

       In addition to its new OraSolv production facility, the Company also leases 32,000 square feet located in an industrial park in Brooklyn Park, Minnesota. The Brooklyn Park facility contains offices as well as research and development and certain other pilot development and manufacturing operations. The lease for this facility expires in September 1998 and is renewable for an additional three-year period and two five-year periods. The Company currently pays approximately $144,600 in annual base rent (exclusive of real estate taxes and maintenance fees) under this lease. The Company's non-OraSolv manufacturing operations, including AutoLution, are located in the Brooklyn Park facility.
The Company believes that its facilities are adequate for its current and anticipated future operations and that any necessary lease renewals or additional leased space could be obtained on commercially reasonable terms.

ITEM 6.   SELECTED FINANCIAL DATA



                                                                                    YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                                1991           1992           1993           1994           1995
                                                              --------       --------       --------       --------       --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENTS OF OPERATIONS DATA:
Revenues:
   Net sales . . . . . . . . . . . . . . . . . . . . .        $  2,930       $  3,251       $  1,857       $  1,451       $    151
   Research, development and licensing revenues. . . .             551            445            368          1,167            684
                                                              --------       --------       --------       --------       --------
Total revenues . . . . . . . . . . . . . . . . . . . .           3,481          3,696          2,225          2,618            835
Costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . . . . .           3,339          3,279          2,844          2,799            240
   Research and product development. . . . . . . . . .             843            759          1,857          3,549          6,505
   Selling, general and administrative . . . . . . . .           1,365          1,306          1,208          2,972          3,658
                                                              --------       --------       --------       --------       --------
Total costs and expenses . . . . . . . . . . . . . . .           5,547          5,344          5,909          9,320         10,403
Other income (expense):
   Interest income (expense), net. . . . . . . . . . .            (214)           (84)             6            452            448
   Other income (expense). . . . . . . . . . . . . . .             (35)            50             (2)            38             13
                                                              --------       --------       --------       --------       --------
Total other income (expense) . . . . . . . . . . . . .            (249)           (34)             4            490            461
                                                              --------       --------       --------       --------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . . .        $ (2,315)      $ (1,682)      $ (3,680)      $ (6,212)      $ (9,107)
                                                              --------       --------       --------       --------       --------
                                                              --------       --------       --------       --------       --------
Net loss per share . . . . . . . . . . . . . . . . . .        $   (.90)      $   (.53)      $   (.78)      $   (.95)      $  (1.16)
Weighted average number of shares outstanding. . . . .           2,565          3,198          4,727          6,505          7,822




                                                                                          DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                                1991           1992           1993           1994           1995
                                                              --------       --------       --------       --------       --------
                                                                                         (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents. . . . . . . . . . . . . . .        $    169       $  5,480       $  1,178       $  2,912       $  3,559
Working capital. . . . . . . . . . . . . . . . . . . .          (1,703)         5,280            986         12,159          3,147
Total assets . . . . . . . . . . . . . . . . . . . . .           3,804          9,051          4,927         25,122         15,519
Capital lease obligations. . . . . . . . . . . . . . .             553            263             --             --             --
Deficit accumulated during the development stage . . .          (8,485)       (10,167)       (13,846)       (20,058)       (29,259)
Total stockholders' equity . . . . . . . . . . . . . .             445          7,773          4,093         22,554         14,282


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTION ENTITLED "ITEM 1. BUSINESS."

GENERAL

     The Company was founded in 1986 to develop effervescent drug delivery technologies and focused initially on liquid effervescents. CIMA continues to be a development stage company. CIMA's business focus has evolved over the last several years with the development and patenting of OraSolv, an oral dosage form which incorporates microencapsulated drug ingredients into a tablet that dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. In 1993, following issuance of the U.S. patent covering OraSolv, the Company began to emphasize and focus on the development of OraSolv products and currently focuses primarily on such products.

     At December 31, 1995, the Company has accumulated net losses of approximately $29,259,000. The Company's revenues have been from product sales using the Company's AutoLution (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent and other products, and to a lesser extent from research and development fees and licensing arrangements, the latter generated primarily in the last five years. Revenues from manufacturing liquid effervescent products under agreements with third parties have decreased as a result of the Company's decision to discontinue manufacturing that product and focus on developing its OraSolv technology. The last revenues for manufacturing liquid effervescent products were recognized in 1995. In addition to revenues from such manufacturing, research and development and licensing, the Company has funded operations from private sales of equity securities, realizing net proceeds of approximately $25,963,000. In July 1994, the Company completed an initial public offering of shares of its Common Stock, realizing net proceeds of approximately $16,379,000.

     The Company expects that losses will continue through at least 1997. Costs and expenses are expected to remain relatively stable as the majority of the necessary research and development personnel have already been hired. It is expected that additional manufacturing personnel will be added and operating expenses will increase at such time as the Company initiates the commercial production of OraSolv products.

     The Company's ability to generate revenues is dependent upon its ability to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv products to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv products. Although the Company believes these partners will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

     Since the Company's initial public offering in 1994, the Company has put in place a substantially new management team. This new management team was responsible for the buildout, validation and FDA registration of the Company's Eden Prairie manufacturing facility.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

     The Company's results of operations for the year ended December 31, 1995 reflect increased emphasis on the development of OraSolv products. Net sales decreased from $1,857,000 in 1993 and $1,451,000 in 1994 to $151,000 in 1995 as
the Company ceased to manufacture liquid effervescent and other products. In the future, the Company does not expect to derive revenues from the sale of contract-manufactured liquid effervescent products. Research, development and licensing revenues were $368,000, $1,168,000 and $684,000 in 1993, 1994 and
1995, respectively. The licensing revenues in 1994 and 1995 reflect receipt of payments under license and development agreements with multinational pharmaceutical companies that provided for licensing fees, milestone payments, royalties and manufacturing fees. So long as the Company has relatively few agreements with corporate partners, research and development fees and licensing revenues will tend to fluctuate on a quarter to quarter basis.

     Cost of goods sold was $2,844,000, $2,799,000 and $240,000 in 1993, 1994 and 1995, respectively. The decline in 1994 and 1995 resulted from the Company's decision to discontinue manufacturing the liquid effervescent product line and focus on the development of the OraSolv technology. Research and product development expenses were $1,857,000 in 1993 compared with $3,549,000 in 1994 and $6,505,000 in 1995. The increase from 1994 to 1995 was the result of a product development/optimization charge of $1,385,000 from an independent consultant for improving product taste and packaging of OraSolv products. In addition, the costs associated with validating the OraSolv production facility and production process for the Company's corporate partners have been charged to research and development. Selling, general and administrative expenses were $1,208,000 in 1993 compared with $2,972,000 in 1994 and $3,658,000 in 1995. This increase resulted from the Company's building of an infrastructure to support the OraSolv business, together with increased expenses related to marketing and one-time expenses for changes in senior management. The Company expects such changes in senior management will reduce general and administrative expenses in 1996.

     Net interest income was $5,500 in 1993 compared with $452,000 in 1994 and $448,000 in 1995, reflecting interest income from increased cash levels after the Company's initial public offering in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through December 31, 1995, CIMA had received net offering proceeds from such private and public sales of approximately $42,342,000 and had net sales from manufacturing agreements of approximately $13,751,000. Among other things, these funds were used to purchase approximately $14,146,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new Eden Prairie manufacturing facility. In July 1994, the Company completed an initial public offering of shares of its Common Stock, realizing net proceeds of approximately $16,400,000. The funds raised in CIMA's initial public offering have been used to buildout the manufacturing facility, purchase and validate the appropriate production equipment, complete the research and development facilities and purchase the necessary equipment for that facility. In May 1996, the Company completed a public offering of shares of its Common Stock, realizing net proceeds of approximately $12,145,000.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from sales of the Company's products. Cash and cash equivalents, including short-term investments, were $3,147,000 at December 31, 1995. The Company believes that its currently available funds, including the proceeds from its May 1996 offering of Common Stock, will meet its needs at least through the first quarter of 1997. The Company will need to raise additional funds through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through December 31, 1995. At December 31, 1995, the net operating losses available to offset future taxable income were approximately $29,664,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and notes thereto appear on pages F-1 to F-13 of this Annual Report on Form 10-K.

                                       PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Index to Financial Statements

          The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report

                                                                           PAGE
                                                                           ----
          Report of Ernst & Young LLP, Independent Auditors..............   F-3
          Balance Sheets at December 31, 1994 and 1995...................   F-4
          Statements of Operations for the three years ended
          December 31, 1995..............................................   F-5
          Statements of Stockholders' Equity for the three years
          ended December 31, 1995.......................................    F-6
          Statements of Cash Flows for the three years ended
          December 31, 1995.............................................    F-7
          Notes to Financial Statements..................................   F-8

     (2)  Index to Financial Statements Schedules

          Schedule II:  Evaluation and Qualifying Accounts...............  F-14

     (3)  Exhibits.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT

3.1       Fifth Restated Certificate of Incorporation of the Company. (1)
3.2       Second Restated Bylaws of the Company. (1)
4.1       Form of Certificate for Common Stock. (2)
10.1 Consulting Agreement, dated April 24, 1995, between the Company and Randall J. Wall. (3)(4)
10.2      Preferred Stock Purchase Agreement (Series C Convertible), dated
          April 15, 1992, as amended. (2)
10.3 Preferred Stock Purchase Agreement (Series D Convertible), dated January 2, 1994, as amended. (2)
10.4 Preferred Stock Purchase Agreement (Series E Convertible), dated January 7, 1994. (2)
10.5 Real Property Lease, dated July 2, 1987, between Stuebner Properties and the Company, as amended. (2)
10.6 Letter Agreement, dated February 1, 1995, between the Company and Ronnie J. Spivey Ph.D. (3)(5)
10.7      Employment Agreement, dated July 1, 1995, between the Company and John
          M. Siebert, Ph.D. (3)(6)
10.8 Real Property Lease, dated January 6, 1994, between The Principal Mutual Life Insurance Company and the Company. (2)
10.9 Real Property Sublease, dated February 16, 1994, between Braun's Fashion, Inc. and the Company, including Prime Lease as amended and Consent, Non-Disturbance and Prime Lessor's Agreement dated
          February 22, 1994. (2)

10.10 Real Property Lease, dated March 10, 1994, between Village Plaza, Inc. and the Company. (2)
10.11     Amended and Restated Stock Option and Stock Award Plan. (2)(3)
10.12     1994 Directors' Stock Option Plan. (2)(3)
10.13 Employment Agreement, dated October 13, 1993, between the Company and Randall J. Wall, as amended. (2)(3)
10.14     Form of Employment Agreement. (2)(3)
10.15 Letter Agreement, dated December 23, 1992, between the Company and Dr. Jerry A. Weisbach, as amended. (2)(3)
10.16 Form of Confidentiality Agreement (for discussions with other companies). (2)
10.17     Form of Visitor's Agreement. (2)
10.18 License Agreement, dated January 28, 1994, between the Company and SRI International. (2)
10.19 Agreement, dated April 8, 1994, between the Company and Beecham Group plc. (2)
10.20 License Agreement and Supply Agreement, dated August 15, 1991, between the Company and Merck & Co., Inc. (2)
10.21 License Agreement and Supply Agreement, dated October 12, 1994, by and between Pfizer Inc. and the Company. (7)
10.22 Option and Development Agreement, dated May 19, 1994, between the Company and Sterling Winthrop, Inc. (2)
10.23 License and Development Agreement, dated April 15, 1994, between the Company and Glaxo Group Limited. (2)
10.24 Formulation Agreement, dated August 1, 1992, between the Company and Monsanto Company. (2)
10.25 Supply Agreement, dated April 18, 1990, between the Company and P. Leiner Nutritional Products, Inc. (2)
10.26 Supply Agreement, dated February 13, 1992, between the Company and Northhampton Medical, Inc. (2)
10.27     Form of Director and Officer Indemnification Agreement. (2)(3)
11.1      Statement of Calculation of Net Loss Per Share. (8)
23.1      Consent of Ernst & Young LLP.
24.1      Powers of Attorney. (8)

- -------------------------

(1) Incorporated herein by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(2) Incorporated herein by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-80194.
(3) Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.
(4) Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(5) Incorporated by reference from Exhibit 10.20 to Registrant's Registration Statement on Form S-1 (amended to Form S-3), Registration No. 33-93616.
(6) Incorporated by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-3, Registration No. 33-93616.
(7) Incorporated by reference from Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-24424.
(8)  Previously filed.

(b) The Registrant filed no reports on Form 8-K during the last three months of the fiscal year ended December 31, 1995.

(c)  See Exhibits listed under Item 14(a)(3).



(d)  The financial statement schedules required by this Item are listed under
     Item 14(a)(2).

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 1996.

                                   CIMA LABS INC.


                                   By:          /s/  John M. Siebert
                                        -----------------------------------
                                             John M. Siebert
                                             President, Chief Executive Officer
                                                  and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

       SIGNATURE                       TITLE                        DATE

/s/  John M. Siebert   President, Chief Executive Officer,     May 30, 1996
- --------------------  Chief Financial Officer and Director
    John M. Siebert  (PRINCIPAL EXECUTIVE OFFICER; PRINCIPAL
                         FINANCIAL AND ACCOUNTING OFFICER)


           *                        Director                    May 30, 1996
- --------------------
  Terrence W. Glarner


           *                        Director                    May 30, 1996
- --------------------
    David B. Musket


           *                        Director                    May 30, 1996
- --------------------
  Steven B. Ratoff


           *                        Director                    May 30, 1996
- --------------------
 Joseph R. Robinson


           *                        Director                    May 30, 1996
- --------------------
   Jerry A. Weisbach

*By: /s/  John M. Siebert
    ---------------------
    John M. Siebert
    ATTORNEY-IN-FACT

                                  Amendment No. 1 to
                             ANNUAL REPORT ON FORM 10-K/A
                      Item 8, Item 14(a)(1) and (2), (c) and (d)


            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            FINANCIAL STATEMENT SCHEDULES

                                   CERTAIN EXHIBITS


                             Year ended December 31, 1995


                                    CIMA LABS INC.

                               Eden Prairie, Minnesota

Form 10-K -- Item 14(a)(1) and (2)

CIMA LABS INC.



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following statements of CIMA LABS INC. are included in Item 8:

     Balance Sheets - December 31, 1994 and 1995

     Statements of Operations - Years ended December 31, 1993, 1994 and 1995 and period from December 12, 1986 (inception) to December 31, 1995

     Statement of Changes in Stockholder's Equity - Period from
       December 12, 1986 (inception) to December 31, 1995

     Statements of Cash Flows - Years ended December 31, 1993, 1994 and 1995 and period from December 12, 1986 (inception) to December 31, 1995

     Notes to Financial Statements - December 31, 1995


The following financial statement schedule of CIMA LABS INC. is included in
Item 14(d):

     Schedule II - Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
CIMA LABS INC.

    We have audited the accompanying balance sheets of CIMA LABS INC. (a development stage company) as of December 31, 1994 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and for the period from December 12, 1986 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, and the period from December 12, 1986 (inception) to December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 11 to the financial statements, the Company's deficit accumulated during the development stage and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company intends to obtain additional capital through a financing transaction to permit it to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Minneapolis, Minnesota
January 26, 1996

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                      ----------------------------
                                                                          1994           1995
                                                                      -------------  -------------



Current assets:
  Cash and cash equivalents.........................................  $   2,912,150  $   3,558,743
  Short-term investments............................................     10,743,182       --
  Accounts receivable, less allowance of $100,000 -- 1994; and
   $0 -- 1995 ......................................................        537,866        212,971
  Inventories.......................................................        322,247        324,610
  Prepaid expenses..................................................        211,176        287,279
                                                                      -------------  -------------
Total current assets................................................     14,726,621      4,383,603
Other assets:
  Lease deposits....................................................        290,650        290,650
  Patents and trademarks, net of amortization ($156,074 -- 1994;
   and $248,846 -- 1995) ...........................................        262,924        262,244
                                                                      -------------  -------------
                                                                            553,574        552,894
Property, plant and equipment:
  Construction in progress..........................................      6,057,961        278,770
  Equipment.........................................................      5,157,689      7,659,448
  Leasehold improvements............................................        921,499      4,572,586
  Furniture and fixtures............................................        250,899        551,032
                                                                      -------------  -------------
                                                                         12,388,048     13,061,836
  Less accumulated depreciation.....................................     (2,546,072)    (2,479,688)
                                                                      -------------  -------------
                                                                          9,841,976     10,582,148
                                                                      -------------  -------------
Total assets........................................................  $  25,122,171  $  15,518,645
                                                                      -------------  -------------
                                                                      -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................  $   1,406,983  $     291,868
  Accrued expenses..................................................        910,966        695,127
  Advance royalties.................................................        250,000        250,000
                                                                      -------------  -------------
Total current liabilities...........................................      2,567,949      1,236,995
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value:
    Authorized shares -- 5,000,000
    Issued and outstanding shares -- 0..............................       --             --
  Common Stock, $.01 par value:
    Authorized shares -- 20,000,000
    Issued and outstanding shares -- 7,527,788 -- 1994; and
     7,821,974 -- 1995..............................................         75,278         78,201
  Additional paid-in capital........................................     42,537,340     43,462,921
  Deficit accumulated during the development stage..................    (20,058,396)   (29,259,472)
                                                                      -------------  -------------
Total stockholders' equity..........................................     22,554,222     14,281,650
                                                                      -------------  -------------
Total liabilities and stockholders' equity..........................  $  25,122,171  $  15,518,645
                                                                      -------------  -------------
                                                                      -------------  -------------

                            See accompanying notes.

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                    PERIOD FROM
                                                                   DECEMBER 12,
                                                                       1986
                                    YEAR ENDED DECEMBER 31,         (INCEPTION)
                               ----------------------------------   TO DECEMBER
                                  1993        1994        1995       31, 1995
                               ----------  ----------  ----------  -------------







Revenues:
  Net sales..................  $1,857,135    $1,450,675    $  151,074    $13,750,884
  Research and development
   fees......................     271,779       452,945       496,637      2,496,735
  Licensing revenue..........      95,831       714,665       187,500      1,377,996
                               ----------    ----------    ----------    -----------
                                2,224,745     2,618,285       835,211     17,625,615
Costs and expenses:
  Cost of goods sold.........   2,843,896     2,799,179       240,038     17,831,415
  Research and product
   development...............   1,856,932     3,548,938     6,504,528     15,120,291
  Selling, general and
   administrative............   1,207,535     2,972,453     3,658,572     14,735,034
                               ----------    ----------    ----------    -----------
                                5,908,363     9,320,570    10,403,138     47,686,740
Other income (expense):
  Interest income............      89,950       473,037       453,737      1,535,259
  Interest expense...........     (84,380)      (20,678)       (5,989)      (913,393)
  Other income (expense).....      (1,577)       37,891        13,084        273,768
                               ----------    ----------    ----------    -----------
                                    3,993       490,250       460,832        895,634
                               ----------    ----------    ----------    -----------
Net loss and deficit
 accumulated during the
 development stage........... $(3,679,625)  $(6,212,035)  $(9,107,095)  $(29,165,491)
                               ----------    ----------    ----------    -----------
                               ----------    ----------    ----------    -----------
Net loss per share:
  Primary.................... $     (2.07)  $     (1.82)  $     (1.16)  $     (12.80)
  Fully diluted.............. $      (.78)  $      (.95)  $     (1.16)  $      (7.79)

Weighted average shares
 outstanding:
  Primary....................   1,778,370     3,413,176     7,821,974      2,278,099
  Fully diluted..............   4,726,985     6,504,946     7,821,974      3,742,427

                            See accompanying notes.

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                           -----------------------  ----------------------    PAID-IN
                                                             SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                                           ----------  -----------  ---------  -----------  -----------
Sale of Common Stock to founders at $.09 per share on
 December 12, 1986.......................................      --       $  --         500,000   $   5,000   $    40,000
  Issuance of stock warrant..............................      --          --          --          --                50
  Net loss for the period from December 12, 1986
   (inception) to December 31, 1986......................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1986.............................      --          --         500,000       5,000        40,050
  Issuance of Convertible Preferred Stock at $2.78 per
   share in five closing dates between May and December
   1987..................................................     899,275       8,993      --          --         2,491,007
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1987.............................     899,275       8,993     500,000       5,000     2,531,057
  Issuance of Convertible Preferred Stock at $5.60 per
   share in April 1988...................................     357,132       3,571      --          --         1,996,429
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1988.............................   1,256,407      12,564     500,000       5,000     4,527,486
  Issuance of Convertible Preferred Stock at $5.60 per
   share in June 1989, net of offering costs of
   $29,594...............................................     767,854       7,679      --          --         4,262,726
  Issuance of stock warrants.............................      --          --          --          --               200
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1989.............................   2,024,261      20,243     500,000       5,000     8,790,412
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1990.............................   2,024,261      20,243     500,000       5,000     8,790,412
  Stock options exercised................................      --          --           5,000          50        13,950
  Exercise of stock warrants.............................      --          --          35,971         360        99,639
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1991.............................   2,024,261      20,243     540,971       5,410     8,904,001
  Issuance of Convertible Preferred Stock at $6.00 per
   share in May 1992, net of offering costs of
   $401,900..............................................   1,558,319      15,583      --          --         8,932,455
  Stock options exercised................................      --          --          24,331         243        61,889
  Conversion of Preferred Stock to Common Stock..........    (633,989)     (6,340)    633,989       6,340       --
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1992.............................   2,948,591      29,486   1,199,291      11,993    17,898,345
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1993.............................   2,948,591      29,486   1,199,291      11,993    17,898,345
  Issuance of Convertible Preferred Stock at $7.00 per
   share in January 1994, net of offering costs of
   $531,762..............................................   1,214,282      12,143      --          --         7,956,087
  Conversion of Convertible Preferred Stock..............  (4,162,873)    (41,629)  4,162,873      41,629       --
  Issuance of Common Stock at $9.00 per share in August
   1994, net of offering costs of $2,071,371.............      --          --       2,050,000      20,500    16,358,132
  Stock options exercised................................      --          --         108,482       1,085       284,843
  Exercise of stock warrants.............................      --          --           7,142          71        39,933
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1994.............................      --          --       7,527,788      75,278    42,537,340
  Stock options exercised................................      --          --         278,487       2,766       831,763
  Exercise of stock warrants.............................      --          --          15,699         157        93,818
  Net loss for the year..................................      --          --          --          --           --
                                                           ----------  -----------  ---------  -----------  -----------
Balance at December 31, 1995.............................      --       $  --       7,821,974   $  78,201   $43,462,921
                                                           ----------  -----------  ---------  -----------  -----------
                                                           ----------  -----------  ---------  -----------  -----------

                                                              DEFICIT
                                                            ACCUMULATED
                                                            DURING THE
                                                            DEVELOPMENT
                                                               STAGE         TOTAL
                                                           -------------  -----------
Sale of Common Stock to founders at $.09 per share on
 December 12, 1986.......................................   $   --        $    45,000
  Issuance of stock warrant..............................       --                 50
  Net loss for the period from December 12, 1986
   (inception) to December 31, 1986......................        (1,679)       (1,679)
                                                           -------------  -----------
Balance at December 31, 1986.............................        (1,679)       43,371
  Issuance of Convertible Preferred Stock at $2.78 per
   share in five closing dates between May and December
   1987..................................................       --          2,500,000
  Net loss for the year..................................      (714,125)     (714,125)
                                                           -------------  -----------
Balance at December 31, 1987.............................      (715,804)    1,829,246
  Issuance of Convertible Preferred Stock at $5.60 per
   share in April 1988...................................       --          2,000,000
  Net loss for the year..................................    (1,825,173)   (1,825,173)
                                                           -------------  -----------
Balance at December 31, 1988.............................    (2,540,977)    2,004,073
  Issuance of Convertible Preferred Stock at $5.60 per
   share in June 1989, net of offering costs of
   $29,594...............................................       --          4,270,405
  Issuance of stock warrants.............................       --                200
  Net loss for the year..................................    (1,747,306)   (1,747,306)
                                                           -------------  -----------
Balance at December 31, 1989.............................    (4,288,283)    4,527,372
  Net loss for the year..................................    (1,881,779)   (1,881,779)
                                                           -------------  -----------
Balance at December 31, 1990.............................    (6,170,062)    2,645,593
  Stock options exercised................................       --             14,000
  Exercise of stock warrants.............................       --             99,999
  Net loss for the year..................................    (2,314,688)   (2,314,688)
                                                           -------------  -----------
Balance at December 31, 1991.............................    (8,484,750)      444,904
  Issuance of Convertible Preferred Stock at $6.00 per
   share in May 1992, net of offering costs of
   $401,900..............................................       --          8,948,038
  Stock options exercised................................       --             62,132
  Conversion of Preferred Stock to Common Stock..........       --            --
  Net loss for the year..................................    (1,681,986)   (1,681,986)
                                                           -------------  -----------
Balance at December 31, 1992.............................   (10,166,736)    7,773,088
  Net loss for the year..................................    (3,679,625)   (3,679,625)
                                                           -------------  -----------
Balance at December 31, 1993.............................   (13,846,361)    4,093,463
  Issuance of Convertible Preferred Stock at $7.00 per
   share in January 1994, net of offering costs of
   $531,762..............................................       --          7,968,230
  Conversion of Convertible Preferred Stock..............       --            --
  Issuance of Common Stock at $9.00 per share in August
   1994, net of offering costs of $2,071,371.............       --         16,378,632
  Stock options exercised................................       --            285,928
  Exercise of stock warrants.............................       --             40,004
  Net loss for the year..................................    (6,212,035)   (6,212,035)
                                                           -------------  -----------
Balance at December 31, 1994.............................   (20,058,396)   22,554,222
  Stock options exercised................................       --            834,529
  Exercise of stock warrants.............................       (93,981)           (6)
  Net loss for the year..................................    (9,107,095)   (9,107,095)
                                                           -------------  -----------
Balance at December 31, 1995.............................  $(29,259,472)  $14,281,650
                                                           -------------  -----------
                                                           -------------  -----------


                            See accompanying notes.

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                 PERIOD FROM
                                                                                 DECEMBER 12,
                                                                                     1986
                                               YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                                        --------------------------------------   DECEMBER 31,
                                           1993          1994         1995           1995
                                        -----------  ------------  -----------  --------------





OPERATING ACTIVITIES
Net loss..............................  $(3,679,625) $ (6,212,035) $(9,107,095)  $(29,165,491)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization.......      556,677       667,483      582,760      3,414,224
  Preferred stock issued for accrued
   interest...........................      --            --           --             141,448
  Gain on sale of property, plant and
   equipment..........................      --             (9,242)     (44,028)       (53,270)
  Changes in operating assets and
   liabilities:
    Accounts receivable...............        8,738      (195,812)     324,895       (212,971)
    Inventories.......................       94,465      (108,270)      (2,363)      (324,610)
    Other current assets..............       31,432      (125,502)     (76,103)      (287,279)
    Accounts payable..................      (98,538)    1,259,884   (1,115,115)       291,863
    Accrued expenses..................      (53,949)      735,710     (215,839)       695,127
    Advance royalties.................      --            --           --             250,000
                                        -----------  ------------  -----------  --------------
Net cash used in operating
 activities...........................   (3,140,800)   (3,987,784)  (9,652,888)   (25,250,959)

INVESTING ACTIVITIES
Purchases of and deposits on property,
 plant and equipment..................     (845,242)   (7,529,697)  (1,620,518)   (14,146,060)
Purchases of short-term investments...      --        (11,727,864)  (6,819,276)   (18,547,140)
Proceeds from sale of property, plant
 and equipment........................      --             37,500      434,383        471,883
Proceeds from maturities of short-term
 investments..........................      --            984,682   17,562,458     18,547,140
Patents and trademarks................      (62,570)     (176,332)     (92,089)      (511,743)
                                        -----------  ------------  -----------  --------------
Net cash (used in) provided by
 investing activities.................     (907,812)  (18,411,711)   9,464,958    (14,185,920)

FINANCING ACTIVITIES
Net proceeds from issuance of stock:
  Common Stock........................      --         16,704,564      834,523     17,746,752
  Preferred Stock.....................      --          7,968,230      --          25,458,690
Borrowings under line of credit.......      --            --           --             450,000
Payment on line of credit.............      --            --           --            (450,000)
Lease financing of equipment..........      --            --           --           2,441,650
Security deposits on leases...........       38,774      (278,125)     --            (290,650)
Proceeds from issuance of notes
 payable and warrants.................      --            --           --           1,923,950
Payments on notes payable.............      --            --           --          (1,823,700)
Payments on capital leases............     (292,331)     (260,747)     --          (2,441,650)
Organization costs....................      --            --           --             (19,420)
                                        -----------  ------------  -----------  --------------
Net cash (used in) provided by
 financing activities.................     (253,557)   24,133,922      834,523     42,995,622
                                        -----------  ------------  -----------  --------------
Increase (decrease) in cash and cash
 equivalents..........................   (4,302,169)    1,734,427      646,593      3,558,743
Cash and cash equivalents at beginning
 of period............................    5,479,892     1,177,723    2,912,150        --
                                        -----------  ------------  -----------  --------------
Cash and cash equivalents at end of
 period...............................  $ 1,177,723  $  2,912,150  $ 3,558,743   $  3,558,743
                                        -----------  ------------  -----------  --------------
                                        -----------  ------------  -----------  --------------
Supplemental schedule of noncash
 investing and financing activities:
  Note payable exchanged for issuance
   of Preferred Stock.................  $   --       $    --       $   --        $  1,517,500
  Preferred Stock issued for note
   receivable.........................  $   --       $    --       $   --        $     50,000

                            See accompanying notes.

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


1.  DEVELOPMENT STAGE COMPANY
    CIMA LABS INC. is a development stage company formed on December 12, 1986 to develop and market certain effervescent delivery technologies and focused initially on liquid effervescents. Initial sales commenced on January 28, 1988 and have been derived principally from manufacturing of liquid effervescent and other products for third parties. In September 1992, patent claims were allowed on the Company's OraSolv technology and the Company began to emphasize development of products using this new technology.

    The Company's strategy is to enter into collaborative arrangements with pharmaceutical and other healthcare companies to develop OraSolv products to be marketed by its corporate partners. The Company's future profitability is, therefore, dependent upon the Company's ability to develop products that meet the requirements of its corporate partners and upon the marketing efforts of these corporate partners. Although the Company believes these partners will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and result of operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates fair market value.

SHORT-TERM INVESTMENTS

    Company investments are comprised of debt securities and are classified as available for sale. These securities are carried at cost which approximates fair value. Realized gains and losses and declines in value judged to be other than temporary are included in other income.

PATENTS AND TRADEMARKS

    Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years. Leasehold improvements are amortized over the shorter of the term of the lease or life of the asset.

INVENTORIES

    Inventories are valued at cost under the first-in, first-out (FIFO) method which is not in excess of market.

IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets'

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of fiscal 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

    Taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities under the liability method.

REVENUE RECOGNITION

    Sales of product are recorded upon shipment. Research and development fees are recognized as the services are provided. Revenues from license agreements are recorded when obligations under the agreement have been substantially completed. Royalties are recorded when earned.

NET LOSS PER COMMON SHARE

    The primary net loss per share is computed using the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the periods presented. The fully diluted loss per share is presented using the "if converted" method and reflects the impact of the conversion of the preferred stock to common stock at the beginning of the earliest period presented or at the date of issuance, if later. For periods prior to July 1994 (the initial public offering), the loss per share amounts give effect to the application of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 83. Pursuant to SAB No. 83, common stock issued by the Company at prices less than the initial public offering price during the twelve months immediately preceding the initial public offering, plus the common stock equivalent shares granted at exercise prices less than the initial public offering price during the same period, have been included in the calculation of shares used in the calculation of net loss per share as if they were outstanding for all periods prior to the initial public offering.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1995 classifications.

3.  SHORT-TERM INVESTMENTS
    At December 31, 1994, short-term investments, including $1,491,293 classified as cash equivalents, consisted of U.S. Treasury securities and obligations of U.S. Government agencies.

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.  INVENTORIES
    Principal classifications of inventories were as follows:

                                                            DECEMBER 31
                                                       ----------------------
                                                          1994        1995
                                                       ----------  ----------
Materials and packaging..............................  $  287,346  $  324,610
Work-in-process......................................      22,456      --
Finished goods.......................................      12,445      --
                                                       ----------  ----------
                                                       $  322,247  $  324,610
                                                       ----------  ----------
                                                       ----------  ----------

5.  INCOME TAXES
    Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes as of December 31, 1994 and 1995 are as follows:

                                                                     1994            1995
                                                                 -------------  --------------
Deferred assets:
  Net operating loss...........................................  $   7,268,421  $   11,899,425
  UNICAP.......................................................         27,069          31,163
  Accrued vacation.............................................         48,708          61,288
  Inventory reserve............................................         70,000         132,883
  Accounts receivable allowance................................         35,000        --
  Other accruals...............................................         51,450         101,218
                                                                 -------------  --------------
                                                                     7,500,648      12,225,977
Deferred liability:
  Depreciation and amortization................................        542,224         492,440
                                                                 -------------  --------------
Net deferred income tax assets.................................      6,958,424      11,733,537
Valuation allowance............................................     (6,958,424)    (11,733,537)
                                                                 -------------  --------------
Net deferred income taxes......................................  $    --        $     --
                                                                 -------------  --------------
                                                                 -------------  --------------

    The Company will be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $29,663,562 can be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules, and expire in the year 2010.

6.  CONVERTIBLE PREFERRED STOCK
    In January 1994, the Company obtained proceeds of $8.5 million in additional equity financing. A total of 1,214,282 shares of Series E Convertible Preferred Stock at $7.00 per share were issued in two closings. The Series E Convertible Preferred Stock was convertible into Common Stock at $7.00 per share and had similar terms and conditions to the other series of Preferred Stock. Along with Series D Preferred Stockholders, Series E Preferred Stockholders had liquidation preference over the remainder of the Preferred Stockholders.

    A Board member acted as the Company's sales agent in connection with the issuance of the Series E Convertible Preferred Stock in January 1994 and received $484,000 in compensation. Seventy-five percent of the amount was payable in cash and the remaining twenty-five percent was paid in stock.

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  CONVERTIBLE PREFERRED STOCK (CONTINUED)
    The Convertible Preferred Stock outstanding at December 31, 1993, which consisted of 265,286 shares of Series A, 357,132 shares of Series B, 767,854 shares of Series C, and 1,558,319 shares of Series D, as well as the Series E described above, were converted to Common Stock concurrently with the closing of the initial public offering by the Company in August 1994.

7.  LEASES
    The Company leases office and manufacturing facilities in Brooklyn Park and Eden Prairie, Minnesota. The Brooklyn Park facility is leased under a non-cancelable operating lease expiring in September 1998. In addition to base rent, the Company pays a pro rata portion of the operating expenses of the facilities. The Company's facilities in Eden Prairie are under a sub-lease agreement which provides for escalating rent payments. As part of securing the sub-lease, the Company obtained a $500,000 stand-by letter of credit from a bank. A $250,000 certificate of deposit was pledged as collateral for the letter of credit. The certificate of deposit is included in lease deposits in the balance sheet.

    Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
  1996..........................................................  $ 482,100
  1997..........................................................    500,850
  1998..........................................................    483,450
  1999..........................................................    412,500
  2000..........................................................    375,000
  Thereafter....................................................  1,800,000
                                                                  ---------
                                                                  $4,053,900
                                                                  ---------
                                                                  ---------

    Rent expense on operating leases, excluding operating expenses, for the years ended December 31, 1993, 1994 and 1995 was $189,000, $375,000 and
$414,600, respectively.

8.  STOCK OPTIONS AND WARRANTS
    The Company has a Stock Option and Stock Award Plan ("the Plan") under which options to purchase up to 1,750,000 shares of Common Stock may be granted to employees, consultants and others. The Compensation Committee, established by the Board of Directors, establishes the terms and conditions of all stock option grants, subject to the plan and applicable provisions of the Internal Revenue Code. The options expire ten years from the date of grant and are usually exercisable in annual increments ranging from 25% to 33% beginning one year from the date of grant.

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    Shares available and options granted are as follows:

                                            SHARES    INCENTIVE                                   RANGE IN
                                          AVAILABLE     STOCK     NON-QUALIFIED               OPTION PRICE PER
                                          FOR GRANT    OPTIONS    STOCK OPTIONS    TOTAL           SHARE
                                          ----------  ----------  -------------  ----------  ------------------
Balance at December 31, 1993............     481,047     505,468      163,485       668,953  $  2.00 to $ 3.00
  Reserved..............................     600,000      --           --            --
  Granted...............................    (612,016)    595,944       16,072       612,016     3.50 to  10.125
  Forfeited.............................      28,231     (28,231)      --           (28,231)    2.80 to   3.00
  Exercised.............................      --         (57,496)     (50,986)     (108,482)    2.00 to   3.00
                                          ----------  ----------  -------------  ----------
Balance at December 31, 1994............     497,262   1,015,685      128,571     1,144,256     2.80 to  10.125
  Granted...............................    (477,750)    477,750       --           477,750     4.75 to   7.625
  Forfeited.............................     180,724    (175,061)     (34,999)     (210,060)    2.80 to  10.125
  Exercised.............................      --        (269,915)      (8,572)     (278,487)    2.80 to   3.50
                                          ----------  ----------  -------------  ----------
Balance at December 31, 1995............     200,236   1,048,459       85,000     1,133,459  $  2.80 to $10.125
                                          ----------  ----------  -------------  ----------
                                          ----------  ----------  -------------  ----------
Exercisable:
  December 31, 1993.....................                                            264,003  $  2.00 to $ 3.00
  December 31, 1994.....................                                            298,163     2.80 to   3.50
  December 31, 1995.....................                                            253,152     2.80 to   9.00

    The Company has a Directors' Stock Option Plan (the "Plan") which provides for the granting to non-management directors of the Company options to purchase shares of Common Stock. The maximum number of shares with respect to which options may be granted under this Plan is 350,000 shares. As of December 31, 1995, options to purchase 165,000 shares of Common Stock have been granted at prices ranging from $4.75 to $9.00 per share. To date, none of these options have been exercised.

    In connection with a bridge financing in 1989, the Company issued warrants to purchase 7,365 shares of its Common Stock at $5.60 per share. Of these, warrants to purchase 7,142 shares were exercised in April 1994. The remaining warrants expired in the same month.

    In connection with $950,000 of bridge financing in 1991 and $467,500 of bridge financing in 1992, the Company issued warrants to purchase an aggregate of 189,801 shares of its Common Stock at $6.00 per share. The warrants are exercisable at various dates from January 1996 to January 1997.

    In connection with an equipment lease agreement entered into during 1991, the Company issued warrants to purchase 37,917 shares of Series D Preferred Stock at $6.00 per share. The warrants were exercised in a cashless transaction in January 1995.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." The Company has not determined the impact of the new statement on its financial statements. The Company currently accounts for its options under the provisions of Accounting Standards Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                                 CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.  DEFINED CONTRIBUTION PLAN
    The Company established a 401(k) plan (the "Plan") effective January 1993. All personnel employed on January 1, 1993 were eligible to participate in the Plan. Others become eligible to participate at age 21 with six months of service.

    Contributions to the Plan are made through employee wage deferrals and employer matching contributions. The employer matching contribution percentage is discretionary and determined each year. In addition, the Company may contribute two discretionary amounts; one to non-highly compensated individuals and another to all employees. To qualify for the discretionary amounts, an employee must be employed by the Company on the last day of the Plan year or have been credited with a minimum of 500 hours of service during the Plan year.

    The 401(k) expense for the years ended December 31, 1993, 1994 and 1995 was $14,078, $16,289 and $28,335, respectively.

10. STOCK SPLIT

    The Company's Board of Directors and stockholders approved a 1-for-2 reverse stock split that was effective upon the closing of the initial public offering in July 1994. All share and per share information has been adjusted to give effect to the stock split in the financial statements.

11. GOING CONCERN

    Net losses since the Company's inception have resulted in an accumulated deficit balance of $29,259,472 at December 31, 1995. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital from operations. The Company is currently exploring financing alternatives and anticipates completing a financing transaction in 1996. The Company believes that the successful completion of a financing transaction will satisfy its cash requirements for the next twelve months. However, there can be no assurance that the Company will be successful in completing a financing transaction.

                                 CIMA LABS INC.

                 Schedule II -- Valuation and Qualifying Accounts


                                                         Additions
                                            Balance      Charged to
                                         at Beginning    Costs and       Less       Balance at
    Description                             of Year       Expenses    Deductions    End of Year
- ---------------------------------------  -------------  -----------  ------------  -------------
Year ended December 31, 1995:
  Reserves and allowances deducted from
   asset accounts:
    Allowance for doubtful accounts        $100,000      $(100,000)    $     --      $     --
    Obsolescence reserve                         --        332,207           --       332,207
                                         -------------  -----------  ------------  -------------
  Total                                    $100,000       $232,207     $     --      $332,207
                                         -------------  -----------  ------------  -------------
                                         -------------  -----------  ------------  -------------
Year ended December 31, 1994:
  Reserves and allowances deducted from
   asset accounts:
    Allowance for doubtful accounts        $     --       $100,000     $     --      $100,000
    Obsolescence reserve                        --             --           --            --
                                         -------------  -----------  ------------  -------------
  Total                                    $     --       $100,000     $     --      $100,000
                                         -------------  -----------  ------------  -------------
                                         -------------  -----------  ------------  -------------

                                    EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT                                           PAGE

3.1       Fifth Restated Certificate of Incorporation of the
          Company. (1)
3.2       Second Restated Bylaws of the Company. (1)
4.1       Form of Certificate for Common Stock. (2)
10.1      Consulting Agreement, dated April 24, 1995, between the
          Company and Randall J. Wall. (3)(4)
10.2 Preferred Stock Purchase Agreement (Series C Convertible), dated April 15, 1992, as amended. (2)
10.3 Preferred Stock Purchase Agreement (Series D Convertible), dated January 2, 1994, as amended. (2)
10.4 Preferred Stock Purchase Agreement (Series E Convertible), dated January 7, 1994. (2)
10.5 Real Property Lease, dated July 2, 1987, between Stuebner Properties and the Company, as amended. (2)
10.6 Letter Agreement, dated February 1, 1995, between the Company and Ronnie J. Spivey Ph.D. (3)(5)
10.7 Employment Agreement, dated July 1, 1995, between the Company and John M. Siebert, Ph.D. (3)(6)
10.8 Real Property Lease, dated January 6, 1994, between The Principal Mutual Life Insurance Company and the Company. (2)
10.9 Real Property Sublease, dated February 16, 1994, between Braun's Fashion, Inc. and the Company, including Prime Lease as amended and Consent, Non-Disturbance and Prime Lessor's Agreement dated February 22, 1994. (2)
10.10 Real Property Lease, dated March 10, 1994, between Village Plaza, Inc. and the Company. (2)
10.11     Amended and Restated Stock Option and Stock Award Plan. (2)(3)
10.12     1994 Director's Stock Option Plan. (2)(3)
10.13 Employment Agreement, dated October 13, 1993, between the Company and Randall J. Wall, as amended. (2)(3)
10.14     Form of Employment Agreement. (2)(3)
10.15     Letter Agreement, dated December 23, 1992, between the
          Company and Dr. Jerry A. Weisbach, as amended. (2)(3)
10.16 Form of Confidentiality Agreement (for discussions with other companies). (2)
10.17     Form of Visitor's Agreement. (2)
10.18     License Agreement, dated January 28, 1994, between the
          Company and SRI International. (2)
10.19     Agreement, dated April 8, 1994, between the Company and
          Beecham Group plc. (2)
10.20 License Agreement and Supply Agreement, dated August 15, 1991, between the Company and Merck & Co., Inc. (2)
10.21 License Agreement and Supply Agreement, dated October 12, 1994, by and between Pfizer Inc. and the Company. (7)
10.22 Option and Development Agreement, dated May 19, 1994, between the Company and Sterling Winthrop, Inc. (2)
10.23 License and Development Agreement, dated April 15, 1994, between the Company and Glaxo Group Limited. (2)

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT                                           PAGE

10.24 Formulation Agreement, dated August 1, 1992, between the Company and Monsanto Company. (2)
10.25 Supply Agreement, dated April 18, 1990, between the Company and P. Leiner Nutritional Products, Inc. (2)
10.26     Supply Agreement, dated February 13, 1992, between the
          Company and Northhampton Medical, Inc. (2)
10.27     Form of Director and Officer Indemnification
          Agreement. (2)(3)
11.1      Statement of Calculation of Net Loss Per Share. (8)
23.1      Consent of Ernst & Young LLP.
24.1      Powers of Attorney. (8)

- -------------------------

(1) Incorporated herein by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(2) Incorporated herein by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-80194.
(3) Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.
(4) Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(5) Incorporated by reference from Exhibit 10.20 to Registrant's Registration Statement on Form S-1 (amended to Form S-3), Registration No. 33-93616.
(6) Incorporated by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-3, Registration No. 33-93616.
(7) Incorporated by reference from Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-24424.
(8)  Previously filed.