Form 10-Q
period 1996-06-30
CIMA LABS INC
filed 1996-08-13
CIK 833298

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                            Commission File Number 0-24424

                                    CIMA LABS INC.
                (Exact name of registrant as specified in its charter)


         Delaware                                41-1569769
- --------------------------------------------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


             10000 Valley View Road, Eden Prairie, Minnesota 55344-9361 (Address of principal executive offices including zip code)


                                    (612) 947-8700
                 (Registrant's telephone number, including area code)

           ----------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X   No
                             ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK $.01 PAR VALUE                  9,399,733 SHARES
    ----------------------------------------     ---------------------------
                   (Class)                     (Outstanding at August 5, 1996)

                                    CIMA LABS INC.

                                  TABLE OF CONTENTS

                                                                     PAGE NUMBER

COVER PAGE                                                                 1

TABLE OF CONTENTS                                                          2

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS.

              Condensed Balance Sheets as of June 30, 1996
              and December 31, 1995                                        3

              Condensed Statements of Operations for the three- and six-month periods ended June 30, 1996 and 1995 and the period from December 12, 1986 (inception)
              to June 30, 1996                                             4

              Condensed Statements of Cash Flows for the six-month
              periods ended June 30, 1996 and 1995 and the period
              from December 12, 1986 (inception) to June 30, 1996          5

              Notes to Condensed Financial Statements                      6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.                         7

PART II.      OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS.                                          11

    ITEM 2.   CHANGES IN SECURITIES.                                      11

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                            11

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        11

    ITEM 5.   OTHER INFORMATION.                                          12

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                           12

SIGNATURE                                                                 13

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                                    CIMA LABS INC.
                            (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED BALANCE SHEETS (UNAUDITED)


                                                  June 30,       December 31,
                                                    1996            1995
                                               --------------   ---------------
                                                                   (Note)

 ASSETS
 Current assets:
          Cash and cash equivalents            $13,952,474        $3,558,743
          Accounts receivable                      356,219           212,971
          Inventories -- Note B                    304,997           324,610
          Prepaid expenses                         589,592           287,279
                                               ------------      ------------
 Total current assets                           15,203,282         4,383,603
 Property, plant and equipment                  13,332,718        13,061,836
 Less accumulated depreciation                  (2,719,862)       (2,479,688)
                                               ------------      ------------
 Other assets:                                  10,612,856        10,582,148
          Lease deposits                           290,651           290,650
          Patents and trademarks,
            net of amortization                    246,450           262,244
                                               ------------      ------------
                                                   537,101           552,894
                                               ------------      ------------
 Total assets                                  $26,353,239       $15,518,645
                                               ------------      ------------
                                               ------------      ------------

 Liabilities and stockholders' equity
 Current liabilities:
          Accounts payable                     $   803,881       $   291,868
          Accrued expenses                         890,284           695,127
          Advance royalties                        250,000           250,000
                                                -----------       -----------
 Total current liabilities                       1,944,165         1,236,995
 Commitments and contingencies
 Stockholders' equity
          Convertible Preferred Stock,
             $.01 par value:
           Authorized shares - 5,000,000;
            issued and outstanding shares - none
          Common Stock, $.01 par value:
           Authorized shares - 20,000,000; issued
            and outstanding shares -
            9,399,588 - June 30, 1996;
            7,821,974 - December 31, 1995            93,995           78,201
          Additional paid-in capital             56,998,315       43,462,921
          Deficit accumulated during
            the development stage              (32,683,236)      (29,259,472)
                                               ------------     -------------
 Total stockholders' equity                      24,409,074       14,281,650
                                               ------------     -------------
 Total liabilities and stockholders' equity    $ 26,353,239      $15,518,645
                                               ------------     -------------
                                               ------------     -------------

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




                                                               CIMA LABS INC.
                                                        (A DEVELOPMENT STAGE COMPANY)
                                                     CONDENSED STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED                  SIX MONTHS ENDED          PERIOD FROM
                                        JUNE 30,                            JUNE 30,             DECEMBER 12,
                                                                                                 1986 (INCEPTION)
                              -------------------------------    ----------------------------    TO JUNE 30, 1996
                                   1996           1995                1996           1995
                              --------------   --------------    --------------  ------------    ----------------
Revenues:
     Net sales                  $         0     $   139,777       $         0    $   151,074     $ 13,750,884
     Research, development and      275,277          32,000           667,135        246,808        4,541,866
     licensing revenues

                              --------------    ------------     -------------   ------------    -------------
Total Revenues                      275,277         171,777           667,135        397,882       18,292,750

Costs and Expenses:
     Cost of good sold                    0         180,934                 0        240,038       17,831,415
     Research and
      product development         1,298,850       1,935,860         2,674,796      4,228,349       17,795,087
     Selling, general
      and administrative            797,057         929,286         1,580,759      1,947,969       16,315,793
                              --------------    ------------     -------------  -------------    -------------

Total costs and expenses          2,095,907       3,046,080         4,255,555      6,416,356       51,942,295
                              --------------    ------------     -------------  -------------    -------------
Other income (expense):
     Interest income, net           128,093         128,606           167,478        298,196          789,344
     Other income (expense)           2,555          12,136            (2,824)         8,963          270,944
                              --------------    ------------     -------------   ------------    -------------
     Total other income             130,648         140,742           164,654        307,159        1,060,288
                              --------------    ------------     -------------   ------------    -------------
     Net loss and deficit
      accumulated during
      the development stage     $(1,689,982)    $(2,733,561)      $(3,423,766)   $(5,711,315)    $(32,589,257)
                              --------------    ------------     -------------   ------------    -------------
                              --------------    ------------     -------------   ------------    -------------

Net loss per share:
     Primary                    $      (.20)    $      (.36)      $     (0.42)   $     (0.76)    $      (12.48)
     Full diluted                      (.20)           (.36)            (0.42)         (0.76)            (8.15)

Weighted average number
 of shares outstanding:
     Primary                      8,654,230       7,572,503         8,239,311      7,556,891         2,610,294
     Fully diluted                8,654,230       7,572,503         8,239,311      7,556,891         3,997,552



                                     CIMA LABS INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                     SIX MONTHS ENDED
                                          JUNE 30,          PERIOD FROM DECEMBER 12,
                                --------------------------  1986 (INCEPTION) TO JUNE
                                    1996         1995                30, 1996
                                ------------  ------------  ------------------------
OPERATING ACTIVITIES
Net Loss                        $(3,423,765)  $(5,711,315)        $  (32,589,256)
Adjustments to reconcile net
 loss to net cash used
 in operating activities:
     Depreciation
       and amortization             294,116       268,841              3,708,340
     Preferred Stock issued
       for accrued interest              --            --                141,448
     Gain on sale of property,
       plant and equipment               --      (287,993)               (53,270)
Changes in operating assets
 and liabilities:
     Account receivable            (143,248)      331,359               (356,219)
     Inventories                     19,613       (42,919)              (304,997)
     Other current assets          (302,313)       30,674               (589,592)
     Accounts payable               512,014      (351,119)               803,877
     Accrued expenses               195,157      (162,829)               890,284
     Advance royalties                   --            --                250,000
                                ------------  ------------        ---------------
Net cash used
 in operating activities         (2,848,426)   (5,925,301)           (28,099,385)

Investing activities:
Purchase of and deposits
 on property, plant
 and equipment                     (270,884)     (810,100)           (14,416,944)
Purchase of short-term
 investments                             --    (6,819,276)           (18,547,140)
Proceeds from sale of
 property, plant and equipment           --            --                471,883
Proceeds from maturities
 of short-term investments               --    12,500,000             18,547,140
Patents and trademarks              (38,147)      (23,823)              (549,890)
                                ------------  ------------        ---------------
Net cash provided by (used
 in) investing activities          (309,031)    4,846,801            (14,494,951)
Financing activities:
Proceeds from
 issuance of stock:
     Common Stock                13,551,189       151,561             31,297,941
     Preferred Stock                     --            --             25,458,690
Borrowing under line of credit           --            --                450,000
Payment on line of credit                --            --               (450,000)
Lease financing of equipment             --            --              2,441,650
Security deposits on leases              --            --               (290,650)
Proceeds from issuance of
 notes payable and warrants              --            --              1,923,950
Payments on notes payable                --            --             (1,823,700)
Payments on capital leases               --            --             (2,441,650)
Organization costs                       --            --                (19,420)
                                ------------  ------------        ---------------
Net cash provided by
 financing activities            13,551,189       151,561             56,546,811
                                ------------  ------------        ---------------

Increases (decreases)
 in cash equivalents             10,393,732      (926,939)            13,952,475
Cash and cash equivalents
 at beginning of period           3,558,743     2,912,150                     --
                                ------------  ------------        ---------------
Cash and cash equivalents
 at end of period                13,952,475     1,985,211             13,952,475
                                ------------  ------------        ---------------
Supplemental schedule of
 noncash investing and
 financing activities:
     Note payable exchanged
      for issuance                                                $    1,517,500
     Common Stock issued
      for note receivable                                                 50,000



See notes to condensed financial statements.

                                    CIMA LABS INC.
                            (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              JUNE 30, 1996 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

                              June 30,            December 31,
                                1996                  1995
                              --------            ------------

 Raw materials                $ 304,997             $ 324,610

 Work in process                   --                       --

 Finished products                 --                       --
                              ---------           ------------

                              $ 304,997             $ 324,610

NOTE C - INITIAL PUBLIC OFFERING

The Company completed its initial public offering ("IPO") of its Common Stock in August 1994. The shares of Series A, B, C, D and E Preferred Stock were automatically converted on a one-for-one basis to shares of Common Stock on the closing date of August 4, 1994.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AS WELL AS THOSE DISCUSSED IN THE COMPANY'S PROSPECTUS, DATED MAY 10, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

     CIMA LABS INC. ("CIMA" or the "Company") was founded in 1986 to develop effervescent drug delivery technologies and focused initially on contract manufacturing of liquid effervescents. CIMA continues to be a development stage company. CIMA's business focus has evolved over the last several years with the development and patenting of OraSolv-R-, an oral dosage form which incorporate microencapsulated drug ingredients into a tablet that dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. In 1993, following issuance of the U.S. patent covering OraSolv-R-, the Company began to emphasize and focus on the development of OraSolv-R- products and currently focuses primarily on such products.

     At June 30, 1996, the Company had accumulated net losses of approximately $32,683,000. The Company's revenues have been from product sales using the Company's AutoLution-R- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent and other products, and to a lesser extent from research and development fees and licensing arrangements, the latter generated primarily in the last five years. Revenues from manufacturing liquid effervescent products under agreements with third parties have decreased as a result of the Company's decision to discontinue manufacturing those products and focus on developing its OraSolv-R- technology. The last revenues for manufacturing liquid effervescent products were recognized in 1995. In addition to revenues from such manufacturing, research and development and licensing, the Company has funded operations from private sales of equity securities, realizing net proceeds of approximately $25,963,000. In July 1994 the Company completed an initial public offering of shares of its Common Stock realizing net proceeds of approximately $16,379,000, and in May 1996 completed an additional public offering of its Common Stock realizing net proceeds of approximately $12,145,000.

     The Company expects that losses will continue at least through 1997. Costs and expenses are expected to remain relatively stable as the majority of the necessary research and development personnel have already been hired. It is expected that additional manufacturing personnel will be added and operating expenses will increase at such time as the Company initiates the commercial production of OraSolv-R- products.

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

     Since the Company's initial public offering in 1994, the Company has put in place a substantially new management team. This new management team was responsible for the build out and validation of the Company's Eden Prairie manufacturing facility.

RESULTS OF OPERATIONS

     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996

     The Company's results of operations for the three-and six-month periods ended June 30, 1996 reflect increased emphasis on development of OraSolv-Registered Trademark- products. Product sales declined from $139,777 and $151,074 in the three- and six-month periods ended June 30, 1995 respectively, to no product sales in the first six months of 1996 as the Company ceased to manufacture liquid effervescent and other products. The Company does not intend to manufacture liquid effervescent products in the future. Research and development fees and licensing revenues were $32,000 and $246,808 for the three- and six-month periods ended June 30, 1995, respectively, compared to $275,277 and $667,135, respectively, in the comparable periods of 1996. These increased research and development fees and licensing revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments, royalties and manufacturing fees. Research and development fees and licensing revenues will tend to fluctuate on a quarter to quarter basis.

     Cost of goods sold decreased from $180,934 and $240,038 in the three- and six-month periods ended June 30, 1995, respectively, to zero in the first six months of 1996. Costs of goods sold will increase when the Company begins commercial production and sales of OraSolv-Registered Trademark-products. Research and product development expenses decreased from $1,935,860 and $4,228,349 in the three- and six-month periods ended June 30, 1995, respectively, to $1,298,850 and $2,674,796 in the three- and six-month periods ended June 30, 1996, respectively. This decrease primarily was the result of a product development/optimization charge in the first two quarters of 1995 of approxiamtely $1,659,000, of which approximately $591,000 was taken in the second quarter of 1995, from an independent consultant for improving product taste and packaging of OraSolv-Registered Trademark-products. Selling, general and administrative expenses decreased due to downsizing from $929,286 and $1,947,969 in the three- and six-month periods ended June 30, 1995, respectively to $797,057 and $1,580,759 in the three- and six-month periods ended June 30, 1996, respectively. Net interest income decreased slightly from $128,606 and $298,196, respectively, in the three- and six-month periods ended June 30, 1995 to $128,093 and $167,478, respectively, in the three- and six-month periods ended June 30, 1996 due to slightly lower cash balances. Other income (expense) decreased from $12,136 and $8,963, respectively, in the three- and six-month periods ended June 30, 1995 to $2,555 and $(2,824), respectively, in the three- and six-month periods ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through June 30, 1996, CIMA had received net offering proceeds from such private and public sales of approximately $54,500,000 and had net sales from manufacturing agreements of approximately $13,800,000. Among other things, these funds were used to purchase approximately $14,417,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new Eden Prairie manufacturing facility. In July 1994 the Company completed an initial public offering of shares of its Common Stock, realizing net proceeds of approximately $16,400,000, and in May 1996 the Company completed another public offering of shares of its Common Stock, realizing net proceeds of approximately $12,145,000. The funds raised in CIMA's initial public offering have been used to build out the manufacturing facility, purchase and validate the appropriate production equipment, complete the research and development facilities and purchase the necessary equipment for that facility. The Company expects to use the funds raised in its May 1996 public offering primarily to begin commercial production in its new manufacturing facility and to fund research and development (including preclinical and clinical testing) for the application of the OraSolv-Registered Trademark- technology to pharmaceutical products, and that the balance of such funds will be used for working capital and other general corporate purposes.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from sales of the Company's products. Cash and cash equivalents, were approximately $13,952,000 at June 30, 1996. The Company believes that its currently available funds, excluding any license fees that may be received in the future, will meet its needs at least through the first quarter of 1997. Prior to such time the Company will need to raise additional funds through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through June 1996. At June 30, 1996, the net operating losses available to offset future taxable income were approximately $32,589,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

     The Company is a development stage company and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception in December 1986 through June 30, 1996 of approximately $32,683,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which have been derived primarily from the manufacturing of AutoLution-Registered Trademark- (a liquid effervescent) and other non-OraSolv-Registered Trademark-products under agreements with third parties. The Company no longer manufactures such products and no longer derives revenues from their manufacture. The Company expects to continue to incur losses at least through 1997. Many of the Company's expenditures to date have been non-recurring costs for plant, equipment and product optimization and validation. There can be no assurance, however, that the Company will ever generate substantial revenues or achieve profitability.

     The Company may need to raise additional funds to operate prior to the end of the first half of 1997 and will need to raise such funds prior to the end of 1997, and is subject to the risks inherent in raising such additional funds.
See "-Liquidity and Capital Resources." In addition, the Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. See "-General."

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

          None

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 23, 1996, the Company held its annual meeting of stockholders, at which time the stockholders took the following actions:

     (i) elected John M. Siebert, Ph.D., Terrence W. Glarner, David B. Musket, Steven B. Ratoff, Joseph R. Robinson, Ph. D., and Jerry A. Weisbach, Ph.D., to serve as directors of the Company to serve for the ensuing year and until their successors are elected;

     (ii) approved the amendment and restatement of the Company's CIMA LABS INC. Amended and Restated Stock Option and Stock Award Plan, including an increase of the aggregate number of shares of Common Stock authorized for issuance under such plan from 1,750,000 shares to 2,000,000 shares; and

     (iii) ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1996.

     Such actions were taken by the following votes:


                                        VOTES FOR      VOTES WITHHELD
                                        ---------      --------------
Election of
  Directors:

     John M. Siebert Ph.D.              5,785,930           12,913
     Terrence W. Glarner                5,785,930           12,913
     David B. Musket                    5,785,430           13,413
     Steven B. Ratoff                   5,785,930           12,913
     Joseph R. Robinson, Ph.D.          4,261,757        1,537,086
     Jerry A. Weisbach, Ph.D            5,785,430           13,413

                                                                 Broker
               VOTES FOR      VOTES AGAINST       ABSTENTIONS    NON-VOTES
               ---------      -------------       -----------    ---------

Amendment of
 Stock Plan    3,308,195      2,466,627           12,847         11,197

Ratification of
 Auditors      5,786,193       6,650               6,000            0


     ITEM 5.   OTHER INFORMATION.

          None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

               Item      Description
               ----      -----------

               3.1       Fifth Restated Certificate of Incorporation of the
                         Company. (1)

               3.2       Second Restated Bylaws of the Company. (1)

               10.28 License Agreement, dated April 22, 1996, between the Company and SmithKline Beecham. (2)

               11.1      Statement re Computation of Net Loss Per Share

               27        Financial Data Schedule

               ---------

               (1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

               (2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-4174, filed with the Securities and Exchange Commission on April 26, 1996.

          (b)  REPORTS ON FORM 8-K

               The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                    CIMA LABS INC.


                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                        CIMA LABS INC.





Date:  AUGUST 12, 1996                       By:   /S/      JOHN M. SIEBERT
     --------------------                       ------------------------------
                                                  John M. Siebert
                                                  President, Chief Executive
                                                  Officer and Chief Financial
                                                  Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                    EXHIBIT INDEX


NO. OF EXHIBIT           DESCRIPTION
- --------------           -----------

     3.1 Fifth Restated Certificate of Incorporation of the Company. (1)

     3.2            Second Restated Bylaws of the Company. (1)

     10.28 License Agreement, dated April 22, 1996, between the Company and SmithKline Beecham. (2)

     11.1           Statement re Computation of Net Loss Per Share

     27             Financial Data Schedule

- -----------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(2) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-4174, filed with the Securities and Exchange Commission on April 26, 1996.