Form 10-Q
period 1996-09-30
CIMA LABS INC
filed 1996-11-14
CIK 833298

                             UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-24424

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)


               Delaware                          41-1569769
---------------------------------   ----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



           10000 Valley View Road, Eden Prairie, Minnesota 55344-9361 (Address of principal executive offices including zip code)


                                 (612) 947-8700
              (Registrant's telephone number, including area code)


                   ------------------------------------------------------
                   (Former name, former address and former fiscal year,
                              if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No  ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $.01 par value                      9,411,589 shares
   ---------------------------               --------------------------------
              (Class)                        (Outstanding at November 1, 1996)

                                 CIMA LABS INC.

                                TABLE OF CONTENTS

                                                                 PAGE NUMBER
                                                                 ----------
COVER PAGE                                                                1

TABLE OF CONTENTS                                                         2

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

          Condensed Balance Sheets as of September 30, 1996
          and December 31, 1995                                            3

          Condensed Statements of Operations for the three- and
          nine-month periods ended September 30, 1996 and 1995
          and the period from December 12, 1986 (inception)
          to September 30, 1996                                            4

          Condensed Statements of Cash Flows for the nine-month
          periods ended September 30, 1996 and 1995 and the period
          from December 12, 1986 (inception) to September 30, 1996         5

          Notes to Condensed Financial Statements                          6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                         7

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.                                          11

     ITEM 2.   CHANGES IN SECURITIES.                                      11

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                            11

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        11

     ITEM 5.   OTHER INFORMATION.                                          12

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                           12

SIGNATURE                                                                  13

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                 CIMA LABS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                   September 30,   December 31,
                                                                       1996            1995
                                                                   -------------   ------------
                                                                                     (Note)
 ASSETS
 Current assets:
      Cash and cash equivalents                                  $  11,934,051     $3,558,743

      Accounts receivable                                              439,732        212,971

      Inventories -- Note B                                            349,783        324,610
      Prepaid expenses                                                 112,252        287,279
                                                                 -------------   ------------
 Total current assets                                               12,835,818      4,383,603
 Property, plant and equipment                                      13,466,102     13,061,836
 Less accumulated depreciation                                      (2,839,166)    (2,479,688)
                                                                 -------------   ------------
 Other assets:                                                      10,626,936     10,582,148
      Lease deposits                                                   290,651        290,650
      Patents and trademarks, net of amortization                      261,308        262,244
                                                                 -------------   ------------
                                                                       551,959        552,894
                                                                 -------------   ------------
 Total assets                                                    $  24,014,713    $15,518,645
                                                                 -------------   ------------
                                                                 -------------   ------------

 Liabilities and stockholders' equity
 Current liabilities:
      Accounts payable                                           $     143,292       $291,868
      Accrued expenses                                                 988,936        695,127
      Advance royalties                                                250,000        250,000
                                                                 -------------   ------------
 Total current liabilities                                           1,382,228      1,236,995
 Commitments and contingencies
 Stockholders' equity
      Convertible Preferred Stock, $.01 par value:
        Authorized shares - 5,000,000; issued and
          outstanding shares - none
      Common Stock, $.01 par value:                                     94,111         78,201
        Authorized shares - 20,000,000; issued and
          outstanding shares - [ 9,411,171] - September 30, 1996;
          7,821,974 - December 31, 1995
      Additional paid-in capital                                    56,584,670     43,462,921
      Deficit accumulated during the development stage             (34,046,296)   (29,259,472)
                                                                 -------------   ------------
 Total stockholders' equity                                         22,632,485     14,281,650
                                                                 -------------   ------------
 Total liabilities and stockholders' equity                      $  24,014,713    $15,518,645
                                                                  -------------   ------------
                                                                  -------------   ------------

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

                                           CIMA LABS INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED STATEMENTS OF OPERATIONS



                                    Three Months Ended          Nine Months Ended             Period from
                                        September 30,               September 30,          December 12, 1986
                                  --------------------------    ----------------------       (Inception) to
                                                                                               September 30,
                                        1996          1995        1996          1995             1996
                                  -------------   -----------   -----------   -----------  ----------------
Revenues:
  Net sales                         $       0     $       0    $        0    $  151,074     $ 13,750,884
  Research, development and
   licensing revenues                504,425       200,761     1,171,560       447,569         5,046,291
                                  -----------   -----------   -----------   -----------    ----------------
Total Revenues                        504,425       200,761     1,171,560       598,643       18,797,175

Costs and Expenses:
  Cost of goods sold                        0             0             0       240,038       17,831,415
  Research and product
   development                      1,228,632     1,119,694     3,903,428     5,348,044       19,023,719
  Selling, general and
   administrative                     782,544       717,058     2,363,303     2,665,027       17,098,337
                                  -----------   -----------   -----------   -----------    ----------------
Total costs and expenses            2,011,176     1,836,752     6,266,731     8,253,109       53,953,471
                                  -----------   -----------   -----------   -----------    ----------------

Other income (expense):
  Interest income, net                200,096        80,160       367,574       378,355          989,440
  Other income (expense)               (1,876)        3,244        (4,700)       12,207          269,068
                                  -----------   -----------   -----------   -----------    ----------------
Total other income                    198,220        83,404       362,874       390,562        1,258,508
                                  -----------   -----------   -----------   -----------    ----------------
Net loss and deficit accumulated
 during the development stage     $(1,308,531)  $(1,552,587)  $(4,732,297)  $(7,263,904)    $(33,897,788)
                                  -----------   -----------   -----------   -----------    ----------------
                                  -----------   -----------   -----------   -----------    ----------------

Net loss per share:
  Primary                             $(.14)         $(.20)        $(.55)        $(.96)        $ (12.23)
  Full diluted                        $(.14)         $(.20)        $(.55)        $(.96)        $  (8.22)

Weighted average number of
 shares outstanding:
  Primary                           9,405,846      7,687,551     8,633,939     7,599,329       2,772,537
  Fully diluted                     9,405,846      7,687,551     8,633,939     7,599,329       4,124,224


                                       CIMA LABS INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                             Nine Months Ended
                                                                September 30,          Period from December 12,
                                                           ----------------------       1986 (Inception) to
                                                                 1996      1995          September 30, 1996
                                                           -------------  -----------  ------------------------
OPERATING ACTIVITIES
Net Loss                                                   $ (4,732,297)  $ (7,263,904)  $(33,897,788)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                              442,374        437,097      3,856,598
     Preferred Stock issued for accrued interest                      0              0        141,448
     Gain on sale of property, plant and equipment                    0       (396,816)       (53,270)
Changes in operating assets and liabilities:
     Account receivable                                        (226,761)       233,534       (439,732)
     Inventories                                                (25,173)       (18,237)      (349,783)
     Other current assets                                       175,028         34,979       (112,251)
     Accounts payable                                          (148,575)      (530,038)       143,288
     Accrued expenses                                           293,809       (250,146)       988,936
     Advance royalties                                                0              0        250,000
                                                           -------------  -----------  ------------------------
Net cash used in operating activities                        (4,221,595)    (7,753,531)   (29,472,554)

Investing activities:
Purchase of and deposits on property, plant and equipment      (404,268)      (983,163)   (14,550,328)
Purchase of short-term investments                                    0     (6,819,276)   (18,547,140)
Proceeds from sale of property, plant and equipment                   0              0        471,883
Proceeds from maturities of short-term investments                    0     16,500,000     18,547,140
Patents and trademarks                                          (81,959)       (49,185)      (593,702)
                                                           -------------  -----------  ------------------------

Net cash provided by (used in) investing activities            (486,227)     8,648,376    (14,672,147)
Financing activities:
Proceeds from issuance of stock:
     Common Stock                                            13,083,130        651,238     30,829,882
     Preferred Stock                                                  0              0     25,458,690
Borrowing under line of credit                                        0              0              0
Payment on line of credit                                             0              0              0
Lease financing of equipment                                          0              0      2,441,650
Security deposits on leases                                           0              0       (290,651)
Proceeds from issuance of notes payable and warrants                  0              0      1,923,951
Payments on notes payable                                             0              0     (1,823,700)
Payments on capital leases                                            0              0     (2,441,650)
Organization costs                                                    0              0        (19,420)
                                                           -------------  -----------  ------------------------
Net cash provided by financing activities                    13,083,130        651,238     56,078,752
                                                           -------------  -----------  ------------------------
Increases (decreases) in cash equivalents                     8,375,308      1,546,083     11,934,051
Cash and cash equivalents at beginning of period              3,558,743      2,912,150              -
                                                           -------------  -----------  ------------------------
Cash and cash equivalents at end of period                   11,934,051      4,458,233     11,934,051
                                                           -------------  -----------  ------------------------
Supplemental schedule of noncash investing and financing
activities:
     Note payable exchanged for issuance                                                  $ 1,517,500
     Common Stock issued for note receivable                                                   50,000


See notes to condensed financial statements.

                                       CIMA LABS INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                             NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 1996 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - INVENTORIES

                      September 30,       December 31,
                          1996                1995
                      -------------       -------------
Raw materials         $ 349,783            $ 324,610

Work in process              --                   --
Finished products            --                   --
                      -------------       -------------
                      $ 349,783            $ 324,610

NOTE C - INITIAL PUBLIC OFFERING

The Company completed its initial public offering ("IPO") of its Common Stock in August 1994. Outstanding shares of Series A, B, C, D and E Preferred Stock were automatically converted on a one-for-one basis to shares of Common Stock on the closing date of August 4, 1994.

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

GENERAL

     CIMA LABS INC. ("CIMA" or the "Company") was founded in 1986 to develop effervescent drug delivery technologies and focused initially on contract manufacturing of liquid effervescents. CIMA continues to be a development stage company. CIMA's business focus has evolved over the last several years with the development and patenting of OraSolv-Registered Trademark-, an oral dosage form which incorporate microencapsulated drug ingredients into a tablet that dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. In 1993, following issuance of the U.S. patent covering OraSolv-Registered Trademark-, the Company began to emphasize and focus on the development of OraSolv-Registered Trademark- products and currently focuses primarily on such products.

     At September 30, 1996, the Company had accumulated net losses of approximately $34,046,000. The Company's revenues have been from product sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent and other products, and to a lesser extent from research and development fees and licensing arrangements, the latter generated primarily in the last five years. In 1996, there have not been any revenues from manufacturing liquid effervescent products. This is a result of the Company's decision to discontinue manufacturing those products and focus on developing its OraSolv-Registered Trademark- technology. The last revenues for manufacturing liquid effervescent products were recognized in 1995. In addition to revenues from such manufacturing, research and development and licensing, the Company has funded operations from private sales of equity securities, realizing net proceeds of approximately $25,963,000. In July 1994 the Company completed an initial public offering of shares of its Common Stock realizing net proceeds of approximately $16,379,000, and in May 1996 completed an additional public offering of its Common Stock realizing net proceeds of approximately $12,145,000.

     The Company expects that losses will continue at least through 1997. Research and development expenses and general and administrative expenses are expected to remain relatively stable as the majority of the necessary personnel for these functions have already been hired. As CIMA prepares for the commercialization of its OraSolv-Registered Trademark- technology, it is expected that additional manufacturing personnel will be added, and that operating expenses will increase prior to a product launch by one of CIMA's corporate partners.

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

RESULTS OF OPERATIONS

     THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

     The Company's results of operations for the three- and nine-month periods ended September 30, 1996 reflect increased emphasis on development of OraSolv-Registered Trademark- products. Product sales declined to zero product sales in the first nine months of 1996 from $0 and $151,074 in the three- and nine-month periods ended September 30, 1995 respectively, as the Company ceased to manufacture liquid effervescent and other products. The Company does not intend to manufacture liquid effervescent products in the future. Research and development fees and licensing revenues were $200,761 and $447,569 for the three- and nine-month periods ended September 30, 1995, respectively, compared to $504,425 and $1,171,560, respectively, in the comparable periods of 1996. These increased research and development fees and licensing revenues reflect the progress of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments, royalties and manufacturing fees. Research and development fees and licensing revenues will tend to fluctuate on a quarter to quarter basis.

     Cost of goods sold decreased to zero in the first nine months of 1996 from $0 and $240,038 in the three- and nine-month periods ended September 30, 1995, respectively. Costs of goods sold are not expected to increase until such time as the Company begins commercial production and sales of OraSolv-Registered Trademark- products. Research and product development expenses increased from $1,119,694 in the three months ending September 30, 1995, to $1,228,632 for the same period ending September 30, 1996. This increase is due to additional expenditures for development work for our corporate partners. Research and product development decreased from $5,348,044 to $3,903,428 for the nine month period ending September 30, 1995, compared to September 30, 1996. The decrease was the result of a product development/optimization charge in the first half of 1995 of approximately $1,659,000, of which approximately $591,000 was taken in the second quarter of 1995, from an independent consultant for improving product taste and packaging of OraSolv-Registered Trademark- products. Selling, general and administrative expenses decreased due to downsizing from $2,665,027 in the nine-month period ended September 30, 1995, to $2,363,303 in the nine-month period ended September 30, 1996. Selling, general and administrative expenses increased from $717,058 for the three month period ending September 30, 1995, to $782,544 for the three month period ending September 30, 1996, due to expenses related to hiring the Chief Financial Officer, and consumer testing of OraSolv-Registered Trademark-. Net interest income is dependent upon the cash position of the Company. Net interest income shows a slight decrease from $378,355 to $367,504 for the nine month periods ending September 30, 1995, and 1996, respectively, but shows an increase from $80,160 to $200,096 for the three month periods ending September 30, 1995, and 1996, respectively. Other income (expense) decreased from $3,244 and $12,207 in the three- and nine-month periods ended September 30, 1995, respectively, to $(1,876) and $(4,700) in the three-and nine-month periods ended September 30, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through September 30, 1996, CIMA had received net offering proceeds from such private and public sales of approximately $54,500,000 and had net sales from manufacturing agreements of approximately $13,800,000. Among other things, these funds were used to purchase approximately $14,550,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new Eden Prairie manufacturing facility. In July 1994 the Company completed an initial public offering of shares of its Common Stock, realizing net proceeds of approximately $16,400,000, and in May 1996 the Company completed another public offering of shares of its Common Stock, realizing net proceeds of approximately $12,145,000. The funds raised in CIMA's initial public offering have been used to build out the manufacturing facility, purchase and validate the appropriate production equipment, complete the research and development facilities and purchase the necessary equipment for that facility. The Company expects to use the funds raised in its May 1996 public offering primarily to begin commercial production in its new manufacturing facility and to fund research and development (including preclinical and clinical testing) for the application of the OraSolv-Registered Trademark- technology to pharmaceutical products, and that the balance of such funds will be used for working capital and other general corporate purposes.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from sales of the Company's products. Cash and cash equivalents, were approximately $11,934,000 at September 30, 1996. The Company believes that its currently available funds, excluding any license fees that may be received in the future, will meet its needs at least through the second quarter of 1997. There can be no assurance that, prior to such time the Company will not need to raise additional funds through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through September 1996. At December 31, 1995, the net operating losses available to offset future taxable income were approximately $29,664,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

     The Company is a development stage company and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception in December 1986 through September 30, 1996 of approximately $34,046,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which have been derived primarily from the manufacturing of AutoLution-Registered Trademark- (a liquid effervescent) and other non-OraSolv-Registered Trademark- products under agreements with third parties. The Company no longer manufactures such products and no longer derives revenues from their manufacture. The Company expects to continue to incur quarterly losses at least through 1997. Many of the Company's expenditures to date have been non-recurring costs for plant, equipment and product optimization and validation. There can be no assurance, however, that the Company will ever generate substantial revenues or achieve profitability.

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

     The foregoing risks reflect the Company's stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding the effects of health care reform on the pharmaceutical industry, including pressures exerted on the prices charged for pharmaceutical products, uncertainties regarding protection of patents and proprietary rights, uncertainties relating to government regulation and risks associated with having only one manufacturing line at the sole manufacturing facility.

     CIMA LABS INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          Item      Description
          -----     ------------

          10.11     Equity Incentive Plan, as amended and restated.

          10.12 1994 Directors' Stock Option Plan, as amended and restated.

          10.29     Offer letter between the Company and Keith P.
                    Salenger dated August 8, 1996.

          11.1      Statement re Computation of Net Loss Per Share

          27        Financial Data Schedule

------------------------

          (b)  REPORTS ON FORM 8-K

               The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                             CIMA LABS INC.

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                   CIMA LABS INC.





Date:  November 14, 1996                By:   /s/      John M. Siebert
       -----------------                   ---------------------------------
                                        John M. Siebert
                                        President and Chief Executive Officer



Date:  November 14, 1996               By:   /s/      Keith P. Salenger
       -----------------                   ---------------------------------
                                           Keith P. Salenger
                                           Vice President, Finance and Chief
                                            Financial Officer
                                          (Principal Financial and Accounting
                                            Officer)

                                     EXHIBIT INDEX


NO. OF EXHIBIT      DESCRIPTION
--------------      ------------
10.11               Equity Incentive Plan, as amended and restated.

10.12               1994 Directors' Stock Option Plan, as amended and restated.

10.29               Offer letter between the Company and Keith P. Salenger dated
                    August 8, 1996.

11.1                Statement re Computation of Net Loss Per Share

27                  Financial Data Schedule

-------------------------