Form 10-K
period 1996-12-31
CIMA LABS INC
filed 1997-03-31
CIK 833298

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                         Commission File No. 0-24424

                               CIMA LABS INC.
             (Exact name of Registrant as specified in its charter)

                       _______________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 24, 1997, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on March 24, 1997, was $23,448,767.*

The number of shares of Common Stock outstanding as of March 24, 1997 was 9,452,051.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the 1996 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Report.

______________________
  * Excludes approximately 5,773,813 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at March 10, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

ITEM 1.  BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "EXPECT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDETIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE SUCCESS OF THE COMPANY IN MANUFACTURING THE COMPANY'S TECHNOLOGY, THE AVAILABILITY OF ADEQUATE FUNDS FOR THE COMPANY'S OPERATIONS, THE SUCCESS OF THE COMPANY IN COMMERCIALIZING ITS NEW DRUG DELIVERY PROGRAMS, AND THE COMPANY'S RELIANCE ON ITS KEY PERSONNEL AND PARTNERS, WHICH ARE DISCUSSED IN THIS SECTION, AND UNDER THE CAPTIONS "BUSINESS RISK", AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

     CIMA is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv technology for marketing by multi-national pharmaceutical companies. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required.
The Company believes OraSolv's ease of use and effective taste masking will foster greater patient compliance with recommended dosage regimens, both for over-the-counter ("OTC") and prescription products, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

     CIMA's business focus has evolved over the last several years. From inception until 1992, the Company focused on the development of liquid effervescent products and technologies. In 1993, the U.S. patent covering OraSolv was issued and the Company, perceiving a greater commercial opportunity, shifted its focus to the development of OraSolv products. CIMA's strategy is to commercialize its OraSolv technology through collaborations with pharmaceutical and other healthcare companies under which the Company will manufacture OraSolv formulations of its collaborators' pharmaceutical products. Since the issuance of the OraSolv patent in 1993, the Company has:

- Completed construction of a 75,000 square foot manufacturing facility in Eden Prairie, Minnesota. This production facility has been validated, registered with the FDA, undergone an FDA establishment inspection and licensed by the State of Minnesota.

- The Research & Development facility in Brooklyn Park, Minnesota successfully completed an FDA establishment inspection and was granted a Drug Enforcement Agency (DEA) License.

- Entered into a License and Development Agreement with Glaxo to develop an OraSolv version of Glaxo's Zantac in the U.S. and internationally, for both the OTC and prescription markets.

-    Entered into a License Agreement and Development and a License
     Option Agreement with SmithKline Beecham to develop a series of OraSolv versions of SmithKline Beecham products for international and domestic distribution.

- Entered into agreements with other partners for the development and manufacture of products in CIMA's OraSolv dosage form.

- In the fourth quarter of 1996, entered into a Supply Agreement with an undisclosed major multi-national pharmaceutical company for full-scale production of an over-the-counter product in CIMA's OraSolv dosage form.

-    Added key scientific, technical and management personnel.

     CIMA's business strategy is to commercialize its OraSolv technology through collaborations with multi-national pharmaceutical companies with emphasis on products which command a large market share and/or are in large market segments. The Company is currently focused on the development and manufacture of OraSolv products for the OTC market. Product differentiation and brand name identity are critical to the successful marketing of OTC products. The Company believes that OraSolv affords pharmaceutical companies a means to significantly differentiate their products in the competitive OTC marketplace. Because it is a patented technology, OraSolv affords more enduring product differentiation than the more traditional approaches of changing product flavor or packaging innovations, which can be easily replicated. The Company has entered into agreements with a number of pharmaceutical companies for development, manufacture and commercialization of OTC or OTC switch products.

     The Company also intends to develop OraSolv products for selected prescription drug applications. The Company believes that such prescription OraSolv products might result in improved taste acceptance and ease of administration, and so enhance patient compliance with the recommended dosage regimen for such prescription pharmaceuticals. The Company has also initiated the development of new drug technologies. These technologies include new oral solid delivery systems, unique sustained-released delivery systems and improved efficacy delivery systems. The goal is to focus on technologies that improve efficacy.

     CIMA is a Delaware corporation incorporated in 1986.


BUSINESS RISKS

     The Company is a development stage company and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through December 31, 1996, of $35,511,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which have been derived primarily from the manufacturing of AutoLution and other non-OraSolv products under agreements with third parties. The Company no longer manufactures such products and no longer derives revenues from their manufacture. In more recent years, revenues have been generated from research and development fees, and licensing arrangements. The Company expects to continue to incur losses through 1997. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

     The Company believes that its currently available funds, including any license fees and sales revenue anticipated to be received in the future, will meet its needs at least through 1997. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through public or private financings, including equity financings which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company or at all.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system as an alternative to conventional oral dosage forms. The Company expects that OraSolv products will be priced slightly higher than conventional swallow tablets. Although the Company believes that initial consumer research has been encouraging, there can be no assurance that market acceptance for the Company's OraSolv products will ever develop or be sustained.

     To date no commercial sales of OraSolv products have been made, and the Company has not derived any revenues from sales of OraSolv products.
However, the Company expects to derive such revenues by the second quarter 1997. The Company has begun manufacturing OraSolv products in commercial quantities beginning in February 1997. To achieve future desired levels of production, the Company will be required to increase substantially its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners.

     The Company intends to increase its research and development expendures to enhance its current technologies, and pursue internal proprietary drug delivery technologies. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons. Such reasons include the possibilities of not finding a partner to market the product, of being difficult to manufacture on a large scale or be uneconomical to market.

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

     RECENT TRENDS IN THE HEALTHCARE AND PHARMACEUTICAL INDUSTRIES

     The healthcare industry has experienced significant change in the past and the Company expects this change to continue for the foreseeable future. The emergence of managed care organizations has focused providers and payors on the efficient utilization of healthcare resources. In addition, the trend towards the "capitation" of fees, or management of a patient's health requirements for a pre-determined, regular payment, has created an awareness among providers of the cost-effectiveness of various medical treatments. Healthcare providers and payors have implemented a variety of strategies to reduce the cost of medical care, including the use of generic versions of prescription and non-prescription drugs, the use of non-prescription remedies and the use of therapies that have improved patient compliance. The Company believes that patient non-compliance with medicinal dosing regimens is widespread, and that such non-compliance results in unnecessary costs to the healthcare system.

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

     As these pharmaceutical companies adjust to the evolving healthcare industry, they must differentiate their products in an increasingly crowded therapeutic market. To do this effectively, they must develop products or product extensions that can successfully compete in the prescription, generic and OTC market for drugs, develop products or product extensions that enhance patient compliance, and do all of this within a highly regulated and cost-constrained environment.

     Another change affecting the healthcare industry has been the number and size of business combinations, strategic alliances, and mergers in both the pharmaceutical and the managed care industries. In the pharmaceutical industry, these changes are driving the major pharmaceutical companies to focus more and more on major new chemical entities (NCE's) which might be block-buster drugs. The significant revenue and profit from drugs like Prozac, Zoloft, EPO and Fosamax present the major growth area for these companies. Drug delivery product development is increasingly being given to specialty drug delivery companies to provide unique development products that contribute important sales revenue and profit, but not at the level of block-buster drugs. The new managed care business environment provides even greater focus on patient benefits which, in most cases, are derived from a combination of blockbuster drugs and drug delivery development.

MARKET OPPORTUNITY

     The Company believes that its OraSolv drug delivery system will provide benefits to patients as well as healthcare industry providers and payors. These benefits, in turn, should provide marketing advantages to CIMA's pharmaceutical partners. The benefit to patients is convenience, which the Company believes will result in improved compliance with dosing regimens. The benefits to providers and payors are lower costs resulting from such improved compliance with dosing regimens. The benefits to pharmaceutical partners are the capabilities to leverage their drug delivery development programs by going to specialized drug delivery companies, like CIMA, for brand differentiation and the ability to retain brand integrity.

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

     In addition to the general market applications, the Company believes the OraSolv technology provides benefits to certain patient groups which experience significant difficulty in swallowing tablets. Such patient groups include children and the elderly and patients with certain anatomical or physiological deformities, certain disease indications or medication-associated dysphagia. The Company has completed quantitative consumer testing with children and qualitative testing with physicians, nurses and managed care administrators for the elderly which indicate the potential for these demographic groups to better comply with dosing regimens and thus to benefit from the OraSolv technology.

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

     Pharmaceutical companies are addressing these issues in several ways. They are attempting to develop new product forms which will demonstrate a medical and economic benefit to the patient. For the most part, they use specialized drug delivery companies to do that. They are also trying to develop products which will help to improve patient compliance, which should result in a patient's more rapid return to health. Finally, they are attempting to use approaches which can be patented or provide a technological differentiation in order to reduce the threat of competition. The Company believes that the OraSolv technology provides a means for its pharmaceutical partners to meet each of these challenges.

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

     The microencapsulation of the drug ingredients used in OraSolv products is accomplished using a variety of coating techniques, including spray coating, spray drying, spray congealing, melt dispersion, phase separation or solvent evaporation methods. Certain of these coating techniques have been developed by the Company's scientists in collaboration with coating materials suppliers. Coating materials are designed to prevent the active drug ingredient in the OraSolv tablet from coming in contact with the taste buds and provide for immediate release of the active ingredient in the stomach. Coating materials are chosen based on the dose and taste of the active ingredients. A series of experiments is then performed to determine the suitability of various microencapsulation techniques. From these experiments, a technique is chosen based on reproducibility, stability, dissolution, effectiveness in taste masking and cost-effectiveness. The microencapsulated drug is then combined with the fast-dissolving tablet materials, which can include a variety of flavoring and coloring agents, one or more sweetening agents and commonly used tablet excipients, such as binding agents and lubricants. In addition, an effervescent system composed of a dry acid and a dry base is added to the tablet excipients to facilitate a mild effervescent reaction when the tablet contacts saliva. This effervescent reaction accelerates the disintegration of the tablet through the release of carbon dioxide. As the OraSolv tablet dissolves, it releases the microparticles of drug into the saliva forming a micro-suspension of the drug in the saliva. This microencapsulated drug suspension enters the stomach through the normal swallowing process.

     AUTOLUTION

     The Company's AutoLution technology is a drug delivery system that creates a liquid effervescent solution from dry drugs or chemicals. It involves the preparation of the active ingredients into a tablet or powder which is subsequently added to water to create a liquid drug solution. The Company has shifted its focus away from the development of AutoLution products to the development of OraSolv-based products. However, the Company will continue to develop its AutoLution technology under current contractual agreements it has with corporate partners or other third parties.

STRATEGY

     The Company's goal is to have its proprietary drug delivery technology incorporated into as many pharmaceutical products as possible with an emphasis on pharmaceutical products which command a large market share or are in large market segments. The Company has developed a strategic plan to accomplish this goal. The Company's primary strategies are to:

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

- FOCUS INITIALLY ON OTC APPLICATIONS. The Company has focused initially on developing OraSolv products for the OTC cough/cold/flu, allergy and sinus, and analgesic markets. The Company intends to target both adult and pediatric applications. The Company believes that OTC products which are subject to the FDA's OTC drug review process can generally be introduced without FDA preapproval and thus can generate revenues sooner than prescription products. The Company believes that OTC products using its OraSolv delivery system can establish distinct brand identities among otherwise largely undifferentiated OTC products, particularly in the large but competitive cough/cold/flu, allergy and sinus, and analgesic markets.

- PURSUE OPPORTUNITIES IN OTC SWITCH PRODUCTS. The Company intends to develop OraSolv products for drugs that are being switched from the prescription to the OTC market. The Company believes that as prescription products are switched into the OTC market, pharmaceutical companies will seek methods for product differentiation. The Company believes that the OraSolv delivery system offers significant differentiation potential for these products. The Company's initial focus in this area is in the gastric relief market, where opportunities have been created by the FDA approval of the switch to OTC of three significant anti-ulcer drugs, Zantac 75, Pepcid AC and Tagamet HB, and expiration of the patent on Tagamet.

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

- DEVELOP PROPRIETARY TECHNOLOGIES. The Company continues to develop proprietary technology and obtain patents thereon. To date, the Company has six U.S. and two Australian patents and nine patent applications. The Company believes that patented products and technologies provide attractive marketing features for use by its corporate partners. In 1996, the Company initiated the development of three new technologies: new oral solid delivery systems, unique sustained-release systems, and improved efficacy systems. Consumer use testing has already been completed on one system demonstrating the feasibility of that system. Feasibility studies of the other systems are either underway or planned. Patent applications are also underway.

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


TARGET MARKETS

     KEY OTC MARKETS

     The Company is pursuing numerous business development opportunities in some of the larger OTC market segments namely Cough/Cold/Flu, Allergy and Sinus, Analgesics, and Gastric Relief. These segments have been undergoing dynamic changes specifically as caused by the recent introductions of several Rx-to-OTC switches (e.g. Zantac 75, Pepcid and Tagamet HB in the gastric relief market; Aleve, Orudis and Actron in the analgesic market). The Company has entered into Agreements with multi-national pharmaceutical companies to develop a series of products in these markets. See "--Agreements With Corporate Partners."

     PRESCRIPTION DRUG MARKET

     The Company is investigating the development of OraSolv pediatric antibiotic products and expects in the future to develop OraSolv products for prescription drug applications, including products for which Abbreviated New Drug Applications may be filed for special niche branded use. Certain antibiotics must be manufactured at a separate facility from other pharmaceuticals, which may impede the development of such products. Other potential OraSolv prescription applications include anti-nauseants, psychotherapeutics, AIDS and cancer therapy drugs. The Company also believes that additional prescription opportunities exist in the analgesic, anti-inflammatory and cough/cold/flu, allergy and sinus markets.


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


PARTNER                         MARKET SEGMENT       TYPE OF AGREEMENT             CIMA TECHNOLOGY
Glaxo Wellcome plc              Gastric Relief       License & Development         OraSolv
                                (Rx to OTC)          Agreement
SmithKline Beecham plc          (1)                  License Agreement             OraSolv
SmithKline Beecham plc/         Analgesics and       Option and Development        OraSolv
Sterling Winthrop, Inc. (2)     Cough/Cold/Flu       Agreement
Undisclosed Partner             (1)                  Supply Agreement              OraSolv


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

     GLAXO AGREEMENT

     The Company has entered into a License and Development Agreement with Glaxo (the "Glaxo Agreement") to produce an OraSolv version of Zantac to be marketed exclusively by Glaxo in the U.S. and internationally, for both the OTC and prescription markets. In late 1995, the FDA approved the switch to OTC of a version of Zantac for heartburn indications (Zantac 75). Pursuant to the Glaxo Agreement, the Company will receive certain fees to develop product prototypes and all development costs will be borne by Glaxo. The Company will also receive payments upon completion of certain milestones. Glaxo will pay specified royalties to the Company on net sales of the products. The Glaxo Agreement provides that the Company retains the right to manufacture certain minimum quantities of the OraSolv products for the first five years following the first commercial sale of the products. At any time during the term of the Glaxo Agreement, however, Glaxo may terminate the Company's manufacturing rights for specified reasons. Termination of the Company's manufacturing rights or of the Glaxo Agreement could have a material adverse effect on the Company's business. Timing of product introductions under the Glaxo Agreement is within the control of Glaxo.

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

     OTHER ORASOLV AGREEMENT

     In the first quarter of 1996, the Company entered into a full-scale stability, manufacturing and testing agreement with an undisclosed multinational pharmaceutical company for development or manufacture of an OraSolv product. Because the marketplace for pharmaceutical products is highly competitive, disclosure of the potential partner and market category or product may result in the prior implementation of competitive strategies which would be damaging or destructive to the marketing plans of the potential partner. That activity could result in the loss of brand equity and the nonrecovery of substantial advertising and promotional costs. Accordingly, at the present time both the identity of the other Company and the nature of the product involved remains confidential. This agreement provides for the partner to pay the Company certain fees and provides the partner an exclusive negotiation period for additional rights with respect to the specific class of pharmaceutical products being evaluated by the partner. In October 1996, this agreement was expanded to a Supply Agreement which requires the partner to launch the product by a specified date in 1997, or CIMA has the right to terminate the Agreement. There can be no assurance that the partner will perform as anticipated, or that the Company will receive substantial revenues from this product and agreement.

     To date, the Company has not derived any revenues from sales of OraSolv products. In connection with agreements with corporate partners for OraSolv products, the Company has received research and development fees and licensing revenues of $1,472,000, $684,000 and $1,168,000, in 1996, 1995, and
1994, respectively. Net sales of AutoLution and other products decreased to zero in 1996 from $151,000 in 1995 and $1,451,000 in 1994. In 1995 and 1994,
the Company spent $5,403,000, $6,505,000, and $3,549,000, respectively,  on research and product development activities.


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

     The ability to commercialize the Company's products will depend on not infringing the patents of others. Although the Company is not aware of any claim of patent infringement against it, the Company has entered into a licensing agreement with Beecham Group plc ("Beecham") to avoid the possibility of litigation. Under the license, the Company has a non-exclusive, worldwide license to make, have made, use and sell products covered by a particular U.S. patent issued to Beecham and corresponding rights in other countries (the "Beecham Patent Rights"), which may cover certain OraSolv products. Under the terms of the license, the Company is required to pay a royalty of 2% of amounts received by the Company in respect to OraSolv products. The license extends for the life of the Beecham Patent Rights and is terminable upon default by either party.

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


MANUFACTURING

     A key component of the Company's strategy is to be the primary manufacturer of OraSolv products. Advantages of this strategy include the control of the technology, the ability to quickly increase production, and to refine the production process as necessary to rapidly and successfully bring OraSolv products to market. Although the OraSolv process uses standard pharmaceutical production equipment, certain modifications were required to meet the specific needs of OraSolv products, including the need for producing softer tablets, special protective packaging and dehumidification. During the refining process and the process validation runs, the Company identified the key product quality issues. The manufacturing equipment, process, and facility have now been fully validated. In 1996, CIMA successfully completed an FDA establishment inspection, and a Minnesota State inspection. The Company believes that this manufacturing experience gives it an advantage over its competitors. The Company believes that its ability to manufacture OraSolv products provides economies of scale, therefore making the Company more attractive to its partners by allowing them access to smaller volume line extensions without making significant capital investments.

     The Company's OraSolv production facility is located in Eden Prairie, Minnesota, which also houses the Company's corporate headquarters. The Company began occupying and making leasehold improvements to the new facility in late June 1994 and the facility was completed in December 1994. See
"Item 2. -- Properties." Initially, the Company will operate one production line at this facility which it believes will be capable of producing 250 to 300 million tablets a year. The facility is designed to be expandable to six production lines. This is expected to be sufficient capacity to meet our short-and long-term manufacturing needs. The production equipment consists of an integrated blending, tableting and packaging operation. The configuration of the production flow layout and this equipment has been designed by Company personnel and the Company's consultants. Most of the equipment consists of components commonly used in pharmaceutical manufacturing. Modern technology for environmental control is utilized. The equipment was selected for ease of operation, cleaning and changeover and cost effectiveness. The production line is capable of packaging a variety of package designs with rapid conversion between sizes.

     During 1996, the facility was validated and inspected by the FDA. In addition, there have been numerous successful site audits conducted by major pharmaceutical companies. CIMA has conducted over 60 full-scale runs of the production line as well as full process validation. During February 1997, CIMA began commercial production for its first commercial launch by one of its corporate partners, of a product incorporating its OraSolv technology.

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

     By producing many full-scale trial and validation batches, the Company believes it has identified and minimized potential problems that could affect product manufacturing in commercial quantities. There can be no assurance, however, that manufacturing and control problems will not arise as the Company begins manufacturing at commercial scale. If manufacturing or control problems arise and are not corrected for any reason, the Company's business could be materially adversely affected.

MARKETING

     The Company's marketing strategy is to rely on its corporate partners for the marketing and sale of its products. The Company believes this strategy will enable it to respond quickly to market demands, while avoiding the effort and expense associated with the establishment of an end-user marketing capability. The Company's internal marketing department has focused on promoting the benefits of OraSolv to its corporate pharmaceutical partners and with conducting consumer surveys and physician research of various OraSolv formulations. The Company believes that its rapid dissolving tablet technology competes favorably to its competition. In a recent quantitative consumer study conducted by a major independent market research company and sponsored by the Company, significantly more consumers liked the OraSolv formulation versus the Zydis formulation of the same drug. Currently, the Company has entered into corporate collaborations with Glaxo, SmithKline Beecham, and with other major pharmaceutical companies.


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

     In 1996, the Company's R&D department began to investigate several new drug delivery programs associated with its drug delivery technology. Out of these efforts three programs have emerged as leading candidates for new delivery systems: a new oral solid delivery system; unique sustained-release systems and an improved efficacy system. The new oral solid dosage form program involves both incremental improvements to the current OraSolv technology and the development of new patentable platform for solid oral dose systems. These platform technologies are expected to extend the patent coverage of the current OraSolv technology. These efforts have resulted in tangible improvements in formulations currently under development with several major partners. The unique sustained release program is targeting the oral delivery of sustained release beads of particles in a quick-dissolving effervescent matrix. Discussions are on-going with several partners regarding these technologies. The development of clinical formulations is expected to begin in 1997. The enhanced efficacy program is targeting improvement of the bioavailability of specific compounds with high first-pass effects by using the sublingual and buccal delivery of compounds in an effervescent matrix. The Company expects to submit an IND permitting clinical formulations to be evaluated in human subjects in 1997.

     At the early stage of development, the feasibility of these technologies appears promising. However, there are numerous risks and uncertainties inherent in any research development program. Factors that could cause these programs not to reach the commercialization stage include, but are not limited to, the possibilities that the research will not be able to be patented, or the patent enforced, the inability to scale-up and manufacture these new technologies in a cost-effective manner, the ability to find a partner to market the product, and the eventual market acceptance of this new technology.

     During the three years ended December 31, 1996, CIMA's total expenditures for research and development were $5,403,000, $6,505,000 and $3,549,000, respectively, of which amounts research and development fees from the Company's collaborative partners were $1,197,000, $497,000 and $453,000, respectively.


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


GOVERNMENT REGULATION

     All pharmaceutical manufacturers are subject to extensive regulation of their activities, including research and development and production and marketing, by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous regulation by the FDA. The federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, labeling, advertising and promotion, and marketing and distribution of pharmaceutical products. If a company fails to comply with applicable requirements, it may be subject to administrative or judicially imposed sanctions such as warning letters, civil penalties, criminal prosecution of the company, its officers and employees, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending premarket approval applications or supplements to approved applications.

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

     Prescription drug products with proven safety and efficacy profiles may be "switched" to OTC status through the submission to and approval by the FDA of a supplement to an existing NDA. The information and data required to support a switch application vary with individual drugs. In some cases, the manufacturer may be required to conduct clinical investigations or other scientific studies to assess the safety and effectiveness of the drug for OTC use. In evaluating an OTC switch, the FDA considers whether the drug product is safe for use by consumers without the supervision of an appropriate licensed healthcare professional. As prescription drug products are switched to the OTC market, pharmaceutical companies face the same challenges to establish brand identification and product differentiation as they face with current OTC drug products. Although switched products in certain cases may be eligible for a three-year period of market exclusivity (during which time the FDA will not consider any ANDAs for the same drug), the Company believes that its OraSolv drug delivery system can help its corporate partners differentiate their products during any exclusivity period and maintain a competitive advantage thereafter.

     If a generic version of a drug already approved under an NDA and no longer subject to any FDA marketing exclusivity, is bioequivalent to the approved product, preparation and submission of an ANDA will be the most time and cost-effective approach to FDA approval. The methodology for establishing bioequivalence through in vitro or in vivo methods is viewed to be straightforward. Because CIMA's taste-masking systems are used in immediate release dosage forms, this approach is generally the most expeditious.

     Certain drugs may raise distinctive issues, such as a need for a unique approach to proving bioequivalence. In those cases, premarket approval under
Section 505(b)(2) of the Food, Drug, and Cosmetic Act would be more appropriate. Section 505(b)(2) allows the FDA to approve an NDA using shortened procedures, usually for drugs that have proven safety profiles because of their marketplace performance among a large population group. In a 505(b)(2) application, a company may rely on clinical investigations conducted by others to which it does not hold a right of reference. In general, a 505(b)(2) application is supported by two or three clinical studies among the target population group designed to verify the safety and efficacy of the drug product in that population using the target dose and dose sequence. The cost of this approach, which is generally used when a new delivery system or indication is added to an existing drug product, is typically much less than a standard NDA.

     Each domestic drug product manufacturing facility must be registered with the FDA. Each manufacturer must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Domestic manufacturing facilities are also subject to at least biennial inspection by the FDA for compliance with cGMP regulations. Compliance with cGMP is required at all times during the manufacture and processing of drug products. CIMA's existing manufacturing facilities have been inspected periodically by the FDA. The FDA last inspected the facility in November 1996 and no observations were cited. While the Company's new OraSolv manufacturing facility is required to be registered with the FDA and to comply with cGMP regulations at all times, FDA approval will not be required prior to commencement of manufacturing of OTC drug products. Even though the Company has worked diligently to assure compliance with FDA regulations and has been audited by the quality control/compliance groups of several of its current and potential corporate partners, there can be no guarantee that FDA inspections will proceed without any compliance issues requiring the expenditure of money and resources to resolve. The Company's facilities have been inspected by and the Company has received a license from the Minnesota Board of Pharmacy to manufacture drug products in its facilities.

     The Company is also subject to regulation under various federal and state laws regarding, among other things, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. In connection with its research and development activities and its manufacturing, the Company is subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. The Company believes that it has complied with these laws and regulations in all material respects and it has not been required to take any action to correct any material noncompliance. The Company does not currently anticipate that any material capital expenditures will be required in order to comply with federal, state and local environmental laws or that compliance with such laws will have a material effect on the earnings or competitive position of the Company. The Company is unable to predict, however, the impact on the Company's business of any changes in such environmental laws or of any new laws or regulations that may be imposed in the future and there can be no assurance that the Company will not be required to incur significant compliance costs or be held liable for damages resulting from violations of these laws and regulations


EMPLOYEES

     On December 31, 1996, the Company had 64 full-time employees, of whom 18 were engaged in research and development (including 7 with Ph.D.s), 19 in manufacturing, 6 in compliance, 8 in quality control and 13 in administration, business development, finance and human resources. Most of the Company's scientific and engineering employees have had prior experience with pharmaceutical or medical products companies. No employee is represented by a union, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

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

ITEM 2. PROPERTIES

     The Company maintains its headquarters and a production facility in a 75,000 square foot building in Eden Prairie, Minnesota, a suburb of Minneapolis. The Company had been subleasing this facility. The sublandlord filed for bankruptcy and rejected the sublease on September 30, 1996. Pursuant to an existing consent agreement, the prime landlord is obligated not to disturb the Company's possession and occupancy of this facility, and to enter into a new lease with the Company on prearranged terms. The Company has remained in the facility pursuant to the consent agreement, and is paying annual base rent (exclusive of real estate taxes and maintenance fees) of $372,830. The Company is negotiating to execute the prearranged lease, which will have a term through June 1, 2009, with an option to extend the term for an additional ten years. The annual base rent under the prearranged lease will remain the same as the current annual base rent, subject to adjustment on June 1, 2001 and every five years thereafter based on the change in average rental rates for office and warehouse properties in the surrounding area. This adjustment may not result in an annual base rent lower than any previously established annual base rent. If the Company elects to exercise its extension option, the minimum annual base rent will be $500,000 during the first five years of the extended term, and $550,000 during the second five years of the extended term. Although pursuant to the consent agreement the prime landlord is obligated to enter into a new lease on the prearranged terms, the parties are currently in negotiations regarding such new lease and there can be no assurance that disagreements regarding the obligations of the parties under the consent agreement will not arise, that the parties will be able to agree to terms not provided for in the consent agreement, or that the parties will otherwise be able to successfully conclude such negotiations.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market under the symbol "CIMA" on July 29, 1994. Prior to that date, there was no public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock reported on the Nasdaq National Market. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

                                                          HIGH       LOW
                                                       --------    -------
1995
 First Quarter.......................................  $ 10 7/8    $ 4 3/4
 Second Quarter......................................     5 5/8      3 7/8
 Third Quarter.......................................     8 1/8      3 7/8
 Fourth Quarter......................................         8      4 3/4

1996
 First Quarter.......................................  $  7 1/4    $ 4 1/4
 Second Quarter......................................    11 3/4      6 1/8
 Third Quarter.......................................     8 3/8      5 1/4
 Fourth Quarter......................................     8 3/8      5 1/2

     On March 24, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $ 6.38 per share.

HOLDERS

     As of March 24, 1997 there were approximately 100 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends on its Common Stock and currently does not plan to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     On May 24 and November 11, 1996, the Company issued 9,088 and 92 shares of its Common Stock, respectively, to North Star Ventures III pursuant to the net exercise of outstanding warrants. Such stock issuances were deemed exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(a)(9) and Section 4(2) of the Act.

     On May 28 and June 19, 1996, the Company sold 725 and 145 shares of its Common Stock, respectively, to Terrence W. Glarner, a director of the Company, for an aggregate purchase price of $5,220 pursuant to the exercise of outstanding warrants. Such sales of stock were deemed exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA


                                                                        YEARS ENDED DECEMBER 31
                                                    ----------------------------------------------------------------
                                                      1996         1995          1994          1993           1992
                                                    --------     --------      --------      ---------      --------
 STATEMENTS OF OPERATIONS DATA:                                  (in thousands, except per share amounts)
 Revenues:
      Net sales                                     $     --     $    151      $  1,451      $   1,857      $  3,251
      Research and development fees                    1,197          497           453            272           208
      Licensing revenues                                 275          187           715             96           237
                                                    --------     --------      --------      ---------      --------
 Total revenues                                        1,472          835         2,619          2,225         3,696
 Costs and expenses:
      Costs of goods sold                                 --          240         2,799          2,844         3,279
      Research and product development                 5,403        6,505         3,550          1,857           759
      Selling, general and administrative              2,909        3,658         2,972          1,208         1,306
                                                    --------     --------      --------      ---------      --------
 Total costs and expenses                              8,312       10,403         9,321          5,909         5,344
 Other income (expenses):
      Interest income (expense), net                     498          448           452              6           (84)
      Other income (expense)                              (4)          13            38             (2)           50
                                                    --------     --------      --------      ---------      --------
 Total other income (expense)                            494          461           490              4           (34)
                                                    --------     --------      --------      ---------      --------
 Net loss                                           $ (6,346)    $ (9,107)     $ (6,212)      $ (3,680)     $ (1,682)
                                                    --------     --------      --------      ---------      --------
                                                    --------     --------      --------      ---------      --------
 Net loss per share                                   $ (.72)    $  (1.16)     $   (.95)      $   (.78)     $   (.53)
 Weighted average number of shares outstanding         8,827        7,822         6,505          4,727         3,198

                                                                               DECEMBER 31
                                                    ----------------------------------------------------------------
                                                      1996         1995          1994           1993          1992
                                                    --------     --------      --------      ---------      --------
 BALANCE SHEET DATA:                                                          (in thousands)
 Cash and cash equivalents                           $ 2,666     $  3,559      $  2,912       $  1,178      $  5,480
 Total assets                                         22,065       15,519        25,122          4,927         9,051
 Capital lease obligations                                --           --            --             --           263
 Accumulated deficit                                 (35,660)     (29,259)      (20,058)       (13,846)      (10,167)
 Total stockholders' equity                           21,021       14,282        22,554          4,093         7,773


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "EXPECT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AS WELL AS THOSE DISCUSSED IN THE COMPANY'S PROSPECTUS, DATED MAY 10, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL

     The Company was founded in 1986 to develop effervescent drug delivery technologies and focused initially on contract manufacturing liquid effervescent products. Over CIMA's history, the business focus has evolved. In September 1992, patent claims were allowed on the Company's OraSolv-Registered Trademark- technology. OraSolv-Registered Trademark- is an oral dosage form which incorporates microencapsulated drug ingredients into a tablet that dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. Following issuance of the U.S. patent covering OraSolv-Registered Trademark-, the Company began to emphasize and focus on the development of OraSolv-Registered Trademark- products and currently focuses primarily on such products. Additional drug delivery technologies are also under development. CIMA continues to be a development stage company.

     At December 31, 1996, the Company had accumulated net losses of approximately $35,660,000. The Company's revenues have been from product sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent and other products, and to a lesser extent from research and development fees and licensing arrangements, the latter generated primarily in the last five years. In 1996, there were no revenues from manufacturing liquid effervescent products. This is a result of the Company's decision to discontinue contract manufacturing liquid effervescent products and focus almost exclusively on developing its OraSolv-Registered Trademark- technology. The last revenues for manufacturing liquid effervescent products were recognized in 1995. In addition to revenues from such manufacturing, research and development and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $25,963,000 from private sales of equity securities and $16,379,000 and $12,038,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. The total shares outstanding at December 31, 1996 were 9,411,589.

     The Company expects that losses will continue through at least 1997, even though CIMA expects to be generating sales revenue from manufacturing OraSolv-Registered Trademark- products. Research and development expenses will increase as CIMA investigates new drug delivery technologies, including the possibility of utilizing microencapsulation for the development of controlled release systems, as well as sublingual systems which could deliver faster absorption of drug ingredients. Personnel costs for research and development, and administration are expected to remain relatively stable as the majority of the necessary personnel for these functions have already been hired. As CIMA prepares for its first commercial launch of a product incorporating its OraSolv-Registered Trademark- technology, additional operations personnel may need to be added. Operating expenses will increase prior to the initial product launch by one of CIMA's corporate partners.

     The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv-Registered Trademark- products to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv-Registered Trademark- products. Although the Company believes these partners will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

     In recent years, the Company has actively marketed its OraSolv-Registered Trademark- technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts and negotiations with several different pharmaceutical companies regarding a variety of potential products. In the fourth quarter of 1996, the Company signed a supply agreement with an undisclosed major pharmaceutical company. The Agreement covers full-scale production of an over-the-counter product in CIMA's OraSolv-Registered Trademark- dosage form. The retail launch for this product is expected in 1997. Regarding the other efforts mentioned above, there can be no assurance that these activities or discussions will result in license agreements or the marketing of products using the OraSolv-Registered Trademark- technology. The Company believes that mergers and acquisitions in the pharmaceutical industry in recent years, together with changes in product plans by potential partners, may have had an adverse effect on the progress of certain projects, and the eventual marketing of products incorporating the Company's technology.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994.

     The Company's results of operations for the year ended December 31, 1996 reflect the increased focus on development of OraSolv-Registered Trademark-products with an anticipated commercial launch of an OraSolv-Registered Trademark- product in 1997. In 1996, product sales were zero as the Company ceased to manufacture liquid effervescent products in the second quarter of 1995. Net sales decreased to $151,000 in 1995 from $1,451,000 in 1994 due to the termination of contract manufacturing such liquid effervescent products. In the future, the Company expects to derive revenue from the sale of OraSolv-Registered Trademark- products, and no longer from the sale of contract manufactured liquid effervescent products. Research and development fees and licensing revenues were $1,472,000, $684,000 and $1,168,000 in 1996,
1995 and 1994, respectively. Research and development fees alone were $1,197,000, $497,000 and $453,000 in 1996, 1995 and 1994, respectively. This increase in research and development fees is a reflection of the progress of the development agreements with multinational pharmaceutical companies. The licensing revenues in 1996, 1995, and 1994 reflect completion of obligations under license and development agreements with multinational pharmaceutical companies that provided for one-time licensing fees, milestone payments, royalties and manufacturing fees. So long as the Company has relatively few agreements with corporate partners, these revenues will tend to fluctuate on a quarter to quarter basis.

     Cost of goods sold decreased to zero in 1996 from $240,000 and $2,799,000 in 1995 and 1994, respectively, resulting from the discontinuation of liquid effervescent contract manufacturing. Cost of sales will increase due to the beginning of commercial production of OraSolv-Registered Trademark- products, which the Company commenced in February 1997. Research and product development expenses were $5,403,000 in 1996, compared to $6,505,000 in 1995, and $3,549,000 in 1994. The decrease in 1996 from 1995 was the result of a one-time product development/optimization charge in 1995 of $1,385,000 from an independent consultant for improving product taste and packaging of OraSolv-Registered Trademark- products. The increase in 1996 compared to 1994 is due to the increased staffing levels to support the projects of CIMA's corporate partners. Selling, general and administrative expenses were $2,909,000 in 1996, compared to $3,658,000 in 1995, and
$2,972,000 in 1994. Selling, general and administrative expenses decreased in 1996 from 1995 due to downsizing and reduced executive bonus payouts.

Expenses increased in 1995, compared to 1994, resulting from increased consumer marketing studies to support OraSolv-Registered Trademark-, and one-time expenses for changes in top management.

     Net interest income was $498,000 in 1996 compared to $448,000 in 1995 and $452,000 in 1994. Net interest is dependent upon the cash position of the Company. Interest income is recognized from cash balances resulting primarily from the initial public offering in 1994, and the public offering in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through December 31, 1996, CIMA has received net offering proceeds from such private and public sales of approximately $54,500,000 and had net sales from manufacturing agreements of approximately $13,800,000. Among other things, these funds were used to purchase approximately $14,461,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new Eden Prairie manufacturing facility. In July 1994 the Company completed an initial public offering of shares of its Common Stock, realizing net proceeds of approximately $16,379,000, and in May 1996 the Company completed another public offering of shares of its Common Stock, realizing net proceeds of approximately $12,038,000. The funds raised in CIMA's initial public offering have been used to build out the manufacturing facility, purchase and validate the appropriate production equipment, complete the research and development facilities and purchase the necessary equipment for that facility. In 1996, CIMA successfully completed an FDA establishment inspection, a Minnesota State inspection and was granted a Drug Enforcement Agency license. The Company has used the funds raised in its May 1996 public offering primarily to prepare for commercial production in its new manufacturing facility and to fund research and development for the application of the OraSolv-Registered Trademark- technology, and new technologies, to pharmaceutical products. The balance of such funds will be used for working capital and other general corporate purposes.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from sales of the Company's products. Cash, cash equivalents and short-term investments were approximately $10,263,000 at December 31, 1996. The Company believes that its currently available funds, including any license fees and sales revenue anticipated to be received in the future, will meet its needs at least through 1997. There can be no assurance that, prior to such time the Company may need to raise additional funds through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through December 1996. At December 31, 1996, the net operating losses available to offset taxable income were approximately $35,247,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitations, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and notes thereto appear on pages F-1 to F-17 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors", "Executive Officers of the Company" and "Compliance with the Reporting Requirements of
Section 16(a)" contained in the Company's definitive proxy statement to be filed no later than April 30, 1997 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 14, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Compensation of Executive Officers" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Index to Financial Statements

         The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report

                                                                         Page
                                                                         ----
         Report of Ernst & Young LLP, Independent Auditors..............   F-3
         Balance Sheets ................................................   F-4
         Statements of Operations ......................................   F-6
         Statement of Changes in Stockholders' Equity ..................   F-7
         Statements of Cash Flows ......................................   F-9
         Notes to Financial Statements..................................  F-10

     (2) Index to Financial Statements Schedules

         Schedule II: Valuation and Qualifying Accounts ................  F-17

     (3) Exhibits.


Exhibit
Number   Description of Document

3.1      Fifth Restated Certificate of Incorporation of the Company. (1)
3.2      Second Restated Bylaws of the Company. (1)
4.1      Form of Certificate for Common Stock. (2)
4.2 Rights Agreement, dated March 14, 1997, between the Registrant and Norwest Bank Minnesota, N.A. (11)
10.1     Technology and Sponsored Research Agreement, dated December
         9, 1996, between the Company and Joseph R. Robinson, Ph.D., and James McGinity. (3)(4)
10.2     Preferred Stock Purchase Agreement (Series C Convertible), dated
         April 15, 1992, as amended. (2)
10.3 Preferred Stock Purchase Agreement (Series D Convertible), dated January 2, 1994, as amended. (2)
10.4 Preferred Stock Purchase Agreement (Series E Convertible), dated January 7, 1994. (2)
10.5 Real Property Lease, dated July 2, 1987, between Stuebner Properties and the Company, as amended. (2)
10.6 License Agreement, dated April 22, 1996, between the Company and SmithKline Beecham Plc. (5)
10.7     Employment Agreement, dated July 1, 1995, between the Company and
         John M. Siebert, Ph.D. (3)(6)
10.8 Supply Agreement, dated October 10, 1996, between the Company and an Undisclosed Partner. (4)
10.9 Real Property Sublease, dated February 16, 1994, between Braun's Fashion, Inc. and the Company, including Prime Lease as amended and Consent, Non-Disturbance and Prime Lessor's Agreement dated
         February 22, 1994. (2)
10.10    Offer Letter between the Company and Keith P. Salenger, dated
         August 8, 1996. (3)(7)
10.11    Equity Incentive Plan, as amended. (3)(8)
10.12    1994 Directors' Stock Option Plan, as amended. (3)(8)
10.13    Form of Director and Officer Indemnification Agreement. (3)(9)

10.14    Form of Employment Agreement. (2)(3)
10.15 Letter Agreement, dated December 23, 1992, between the Company and Dr. Jerry A. Weisbach, as amended. (2)(3)
10.16 Form of Confidentiality Agreement (for discussions with other companies). (2)
10.17    Form of Visitor's Agreement. (2)
10.18 License Agreement, dated January 28, 1994, between the Company and SRI International. (2)
10.19    Agreement, dated April 8, 1994, between the Company and
         Beecham Group plc. (2)
10.20 Supply Agreement, dated February 13, 1992, between the Company and Northhampton Medical, Inc. (12)
10.21    (Reserved)
10.22 Option and Development Agreement, dated May 19, 1994, between the Company and Sterling Winthrop, Inc. (2)
10.23 License and Development Agreement, dated April 15, 1994, between the Company and Glaxo Group Limited. (2)
23.1     Consent of Ernst & Young LLP.
24.1     Powers of Attorney. (See page 28.)
27.1     Financial Data Schedule.

--------------------------


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

(4)  Confidential treatment has been requested for this exhibit.

(5)  Incorporated by reference from Exhibit 10.28 to Registrant's
     Registration Statement on Form S-1 Registration No. 333-4174.

(6) Incorporated by reference from Exhibit 99.1 to Registrant's Registration Statement on Form S-3, Registration No. 33-93616.

(7) Incorporated by reference from Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424.

(8) Incorporated by reference to the like-numbered exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424.

(9) Incorporated by reference from exhibit number 10.27 to the Registrant's Registration Statement on Form S-1, File No. 33-80194.

(10) Incorporated by reference from Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-24424.

(11) Incorporated by reference herein to Exhibit 2 to the Registrant's Current Report on Form 8-K, filed March 25, 1997.

(12) Incorporated by reference from Exhibit 10.26 to Registrant's Registration Statement on Form S-1, File No. 33-80194.

(b) The Registrant filed no reports on Form 8-K during the last three months of the fiscal year ended December 31, 1996.

(c)  See Exhibits listed under Item 14(a)(3).

(d)  The financial statement schedules required by this Item are listed under
     Item 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                   CIMA LABS INC.


                                   By:           /s/ John M. Siebert
                                          ------------------------------
                                             John M. Siebert
                                             Chief Executive Officer

                                  POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints each of John M. Siebert and Keith P. Salenger, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


SIGNATURE                                            TITLE                              DATE

      /s/ John M. Siebert              Chief Executive Officer and Director         March 28, 1997
--------------------------------          (PRINCIPAL EXECUTIVE OFFICER)
          John M. Siebert


     /s/ Keith P. Salenger                    Vice President, Finance and           March 28, 1997
--------------------------------                Chief Financial Officer
         Keith P. Salenger           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


    /s/ Terrence W. Glarner                           Director                      March 28, 1997
--------------------------------
        Terrence W. Glarner


 /s/ David B. Musket                                  Director                      March 28, 1997
--------------------------------
     David B. Musket


 /s/ Steven B. Ratoff                                 Director                      March 28, 1997
--------------------------------
     Steven B. Ratoff


 /s/ Joseph R. Robinson                               Director                      March 28, 1997
--------------------------------
     Joseph R. Robinson


 /s/ Jerry A. Weisbach                                Director                      March 28, 1997
--------------------------------
     Jerry A. Weisbach


                                FINANCIAL STATEMENTS


                                   CIMA LABS INC.

                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          AND PERIOD FROM DECEMBER 12, 1986
                          (INCEPTION) TO DECEMBER 31, 1996

                                CIMA LABS INC.


                             FINANCIAL STATEMENTS


                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       AND PERIOD FROM DECEMBER 12, 1986
                       (INCEPTION) TO DECEMBER 31, 1996


                                   CONTENTS


Report of Indepedent Auditors...................................... F-3

Audited Financial Statements

Balance Sheets..................................................... F-4
Statements of Operations........................................... F-6
Statement of Changes in Stockholders' Equity....................... F-7
Statements of Cash Flows........................................... F-9
Notes to Financial Statements...................................... F-10

                       REPORT OF INDEPENDENT AUDITORS



Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and for the period from December 12, 1986 (inception) to December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial and schedule statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and the period from December 12, 1986 (inception) to December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, the Company's deficit accumulated during the development stage and recurring losses from operations raises substantial doubt about its ability to continue as a going concern. The Company intends to obtain additional capital through a financing transaction to permit it to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Ernst & Young LLP
                                                ------------------------
                                                Ernst & Young LLP

Minneapolis, Minnesota
February 5, 1997

CIMA LABS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS



                                                            DECEMBER 31
ASSETS                                                  1996           1995
                                                    --------------------------
Current assets:
  Cash and cash equivalents                         $ 2,666,032    $ 3,558,743
  Short-term investments                              7,597,162              -
  Accounts receivable                                   247,578        212,971
  Inventories                                           534,587        324,610
  Prepaid expenses                                       71,880        287,279
                                                    --------------------------
Total current assets                                 11,117,239      4,383,603

Other assets:
  Lease deposits                                        290,650        290,650
  Patents and trademarks, net of amortization
    $258,687--1996; $248,846--1995)                     252,404        262,244
                                                    --------------------------
                                                        543,054        552,894
Property, plant and equipment:
  Construction in progress                              469,513        278,770
  Equipment                                           7,754,097      7,659,448
  Leasehold improvements                              4,600,960      4,572,586
  Furniture and fixtures                                552,515        551,032
                                                    --------------------------
                                                     13,377,085     13,061,836
  Less accumulated depreciation                      (2,972,474)    (2,479,688)
                                                    --------------------------
                                                     10,404,611     10,582,148
                                                    --------------------------
Total assets                                        $22,064,904    $15,518,645
                                                    --------------------------
                                                    --------------------------

                                                           DECEMBER 31
                                                      1996           1995
                                                  ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    264,370   $    291,868
  Accrued expenses                                     529,402        695,127
  Advance royalties                                    250,000        250,000
                                                  ---------------------------
Total current liabilities                            1,043,772      1,236,995

Commitments and contingencies

Stockholders' equity:
  Convertible Preferred Stock, $.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares-- -0-                      -              -
  Common Stock, $.01 par value:
    Authorized shares--20,000,000
    Issued and outstanding shares--9,411,589--
      1996 and 7,821,974--1995                          94,116         78,201
  Additional paid-in capital                        56,586,958     43,462,921
  Deficit accumulated during the
    development stage                              (35,659,942)   (29,259,472)
                                                  ---------------------------
Total stockholders' equity                          21,021,132     14,281,650
                                                  ---------------------------
Total liabilities and stockholders' equity        $ 22,064,904   $ 15,518,645
                                                  ---------------------------
                                                  ---------------------------


SEE ACCOMPANYING NOTES.

CIMA LABS INC.
(A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS


                                                                                                    PERIOD FROM
                                                                                                    DECEMBER 12,
                                                                                                        1986
                                                                                                  (INCEPTION) TO
                                                                  YEAR ENDED DECEMBER 31            DECEMBER 31,
                                                           1996           1995           1994           1996
                                                       ----------------------------------------------------------
Revenues:
  Net sales                                            $         -    $   151,074   $  1,450,675    $ 13,750,884
  Research and development fees                          1,196,859        496,637        452,945       3,693,594
  Licensing revenue                                        275,000        187,500        714,665       1,652,996
                                                       ----------------------------------------------------------
                                                         1,471,859        835,211      2,618,285      19,097,474
Costs and expenses:
  Cost of goods sold                                             -        240,038      2,799,179      17,831,415
  Research and product development                       5,402,557      6,504,528      3,548,938      20,522,848
  Selling, general and administrative                    2,909,041      3,658,572      2,972,453      17,644,075
                                                       ----------------------------------------------------------
                                                         8,311,598     10,403,138      9,320,570      55,998,338
Other income (expense):
  Interest income                                          497,534        453,737        473,037       2,032,793
  Interest expense                                               -         (5,989)       (20,678)       (913,393)
  Other income (expense)                                    (3,738)        13,084         37,891         270,030
                                                       ----------------------------------------------------------
                                                           493,796        460,832        490,250       1,389,430
                                                       ----------------------------------------------------------
Net loss and deficit accumulated
  during the development stage                         $(6,345,943)   $(9,107,095)   $(6,212,035)   $(35,511,434)
                                                       ----------------------------------------------------------
                                                       ----------------------------------------------------------

Net loss per share:
  Primary                                                 $(.72)         $(1.16)       $(1.82)           $(12.37)
  Fully diluted                                           $(.72)         $(1.16)       $ (.95)            $(8.32)

Weighted average shares outstanding:
  Primary                                                8,827,177      7,821,974      3,413,176       2,871,220
  Fully diluted                                          8,827,177      7,821,974      6,504,946       4,267,545

SEE ACCOMPANYING NOTES.

CIMA LABS INC.
(A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                             DEFICIT
                                CONVERTIBLE PREFERRED                                      ACCUMULATED
                                        STOCK              COMMON STOCK      ADDITIONAL     DURING THE
                                -----------------------------------------      PAID-IN     DEVELOPMENT
                                  SHARES      AMOUNT     SHARES    AMOUNT      CAPITAL        STAGE          TOTAL
                                --------------------------------------------------------------------------------------
Sale of Common Stock to
  founders at $.09 per share
  on December 12, 1986                  --  $     --     500,000   $5,000    $   40,000    $        --    $     45,000
   Issuance of stock warrant            --        --          --       --            50             --              50
   Net loss for the period from
    December 12, 1986
    (inception) to December 31,
    1986                                --        --          --       --            --         (1,679)         (1,679)
                                --------------------------------------------------------------------------------------
Balance at December 31, 1986            --        --     500,000    5,000        40,050         (1,679)         43,371
  Issuance of Convertible
   Preferred Stock at $2.78
   per share in five closing
   dates between May and
   December 1987                   899,275     8,993          --       --     2,491,007             --       2,500,000
  Net loss for the year                 --        --          --       --            --       (714,125)       (714,125)
                                --------------------------------------------------------------------------------------
Balance at December 31, 1987       899,275     8,993     500,000    5,000     2,531,057       (715,804)      1,829,246
  Issuance of Convertible
   Preferred Stock at $5.60
   per share in April 1988         357,132     3,571          --       --     1,996,429             --       2,000,000
  Net loss for the year                 --        --          --       --            --     (1,825,173)     (1,825,173)
                                --------------------------------------------------------------------------------------
Balance at December 31, 1988     1,256,407    12,564     500,000    5,000     4,527,486     (2,540,977)      2,004,073
  Issuance of Convertible
   Preferred Stock at 5.60 per
   share in June 1989, net of
   offering costs of $29,594       767,854     7,679          --       --     4,262,726             --       4,270,405
  Issuance of stock warrants            --        --          --       --           200             --             200
  Net loss for the year                 --        --          --       --            --     (1,747,306)     (1,747,306)
                                --------------------------------------------------------------------------------------
Balance at December 31, 1989     2,024,261    20,243     500,000    5,000     8,790,412     (4,288,283)      4,527,372
  Net loss for the year                 --        --          --       --            --     (1,881,779)     (1,881,779)
                                --------------------------------------------------------------------------------------
Balance at December 31, 1990     2,024,261    20,243     500,000    5,000     8,790,412     (6,170,062)      2,645,593
  Stock options exercised               --        --       5,000       50        13,950             --          14,000
  Exercise of stock warrants            --        --      35,971      360        99,639             --          99,999
  Net loss for the year                 --        --          --       --            --     (2,314,688)     (2,314,688)
                                --------------------------------------------------------------------------------------
Balance at December 31, 1991
  (carried forward)              2,024,261    20,243     540,971    5,410     8,904,001     (8,484,750)        444,904

CIMA LABS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          DEFICIT
                                                   CONVERTIBLE                                          ACCUMULATED
                                                  PREFERRED STOCK        COMMON STOCK      ADDITIONAL    DURING THE
                                               -----------------------------------------    PAID-IN     DEVELOPMENT
                                                 SHARES     AMOUNT      SHARES    AMOUNT    CAPITAL        STAGE          TOTAL
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1991 (brought forward)  2,024,261  $ 20,243     540,971  $ 5,410  $ 8,904,001  $ (8,484,750)    $ 444,904
 Issuance of Convertible Preferred Stock at
  $6.00 per share in May 1992, net of offering
  costs of $401,900                             1,558,319    15,583          --       --    8,932,455            --     8,948,038
 Stock options exercised                               --        --      24,331      243       61,889            --        62,132
 Conversion of Preferred Stock to Common Stock   (633,989)   (6,340)    633,989    6,340           --            --            --
 Net loss for the year                                 --        --          --       --           --    (1,681,986)   (1,681,986)
                                               ----------   -------   ---------  -------  -----------  ------------   -----------
Balance at December 31, 1992                    2,948,591    29,486   1,199,291   11,993   17,898,345   (10,166,736)    7,773,088
 Net loss for the year                                 --        --          --       --           --    (3,679,625)   (3,679,625)
                                               ----------   -------   ---------  -------  -----------  ------------   -----------
Balance at December 31, 1993                    2,948,591    29,486   1,199,291   11,993   17,898,345   (13,846,361)    4,093,463
 Issuance of Convertible Preferred Stock at
  $7.00 per share in January 1994, net of
  offering costs of $531,762                    1,214,282    12,143          --       --    7,956,087            --     7,968,230
 Conversion of Convertible Preferred Stock     (4,162,873)  (41,629)  4,162,873   41,629           --            --            --
 Issuance of Common Stock at $9.00 per share
  in August 1994, net of offering costs of
  $2,071,371                                           --        --   2,050,000   20,500   16,358,132            --    16,378,632
 Stock options exercised                               --        --     108,482    1,085      284,843            --       285,928
 Exercise of stock warrants                            --        --       7,142       71       39,933            --        40,004
 Net loss for the year                                 --        --          --       --           --    (6,212,035)   (6,212,035)
                                               ----------   -------   ---------  -------  -----------  ------------   -----------
Balance at December 31, 1994                           --        --   7,527,788   75,278   42,537,340   (20,058,396)   22,554,222
 Stock options exercised                               --        --     278,487    2,766      831,763            --       834,529
 Exercise of stock warrants                            --        --      15,699      157       93,818       (93,981)           (6)
 Net loss for the year                                 --        --          --       --           --    (9,107,095)   (9,107,095)
                                               ----------   -------   ---------  -------  -----------  ------------   -----------
Balance at December 31, 1995                           --        --   7,821,974   78,201   43,462,921   (29,259,472)   14,281,650
 Issuance of Common Stock at $9.50 per share
  in May 1996, net of offering costs of $1,405,794     --        --   1,415,096   14,151   12,023,467            --    12,037,618
 Stock options exercised                               --        --     109,787    1,117      712,824            --       713,941
 Exercise of stock warrants                            --        --      64,732      647      387,746       (54,527)      333,866
 Net loss for the year                                 --        --          --       --           --    (6,345,943)   (6,345,943)
                                               ----------   -------   ---------  -------  -----------  ------------   -----------
Balance at December 31, 1996                           --  $     --   9,411,589  $94,116  $56,586,958  $(35,659,942)  $21,021,132
                                               ----------   -------   ---------  -------  -----------  ------------   -----------
                                               ----------   -------   ---------  -------  -----------  ------------   -----------

SEE ACCOMPANYING NOTES.

CIMA LABS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                  PERIOD FROM
                                                                                                  DECEMBER 12,
                                                                                                     1986
                                                                                                (INCEPTION) TO
                                                               YEAR ENDED DECEMBER 31             DECEMBER 31,
                                                         1996           1995           1994          1996
                                                     ---------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                             $ (6,345,943)  $ (9,107,095) $ (6,212,035)  $(35,511,434)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                           606,339        582,760       667,483      4,020,563
  Preferred stock issued for accrued interest                  --             --            --        141,448
  Gain on sale of property, plant and equipment                --        (44,028)       (9,242)       (53,270)
  Changes in operating assets and liabilities:
   Accounts receivable                                    (34,607)       324,895      (195,812)      (247,578)
   Inventories                                           (209,977)        (2,363)     (108,270)      (534,587)
   Other current assets                                   215,399        (76,103)     (125,502)       (71,880)
   Accounts payable                                       (27,497)    (1,115,115)    1,259,884        264,366
   Accrued expenses                                      (165,725)      (215,839)      735,710        529,402
   Advance royalties                                           --             --            --        250,000
                                                     ---------------------------------------------------------
Net cash used in operating activities                  (5,962,011)    (9,652,888)   (3,987,784)   (31,212,970)

INVESTING ACTIVITIES
Purchases of and deposits on property,
 plant and equipment                                     (315,276)    (1,620,518)   (7,529,697)   (14,461,336)
Purchases of short-term investments                    (7,597,162)    (6,819,276)  (11,727,864)   (26,144,302)
Proceeds from sale of property, plant and equipment            --        434,383        37,500        471,883
Proceeds from maturities of short-term investments             --     17,562,458       984,682     18,547,140
Patents and trademarks                                   (103,685)       (92,089)     (176,332)      (615,428)
                                                     ---------------------------------------------------------
Net cash (used in) provided by investing activities    (8,016,123)     9,464,958   (18,411,711)   (22,202,043)

FINANCING ACTIVITIES
Proceeds from issuance of stock:
 Common Stock                                          13,085,423        834,523    16,704,564     30,832,175
 Preferred Stock                                               --             --     7,968,230     25,458,690
Lease financing of equipment                                   --             --            --      2,441,650
Security deposits on leases                                    --             --            --       (290,651)
Proceeds from issuance of notes payable and warrants           --             --      (278,125)     1,923,951
Payments on notes payable                                      --             --            --     (1,823,700)
Payments on capital leases                                     --             --      (260,747)    (2,441,650)
Organization costs                                             --             --            --        (19,420)
                                                     ---------------------------------------------------------
Net cash provided by financing activities              13,085,423        834,523    24,133,922     56,081,045
                                                     ---------------------------------------------------------
Increase (decrease) in cash and cash equivalents         (892,711)       646,593     1,734,427      2,666,032
Cash and cash equivalents at beginning of period        3,558,743      2,912,150     1,177,723             --
                                                     ---------------------------------------------------------
Cash and cash equivalents at end of period            $ 2,666,032    $ 3,558,743  $  2,912,150   $  2,666,032
                                                     ---------------------------------------------------------
                                                     ---------------------------------------------------------

Supplemental schedule of noncash investing
 and financing activities:
  Note payable exchanged for issuance of
   Preferred Stock                                    $        --    $        --  $         --   $ 1,517,500
  Preferred Stock issued for note receivable          $        --    $        --  $         --   $    50,000

SEE ACCOMPANYING NOTES.

CIMA LABS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS



1. DEVELOPMENT STAGE COMPANY

CIMA LABS INC. is a development stage company formed on December 12, 1986 to develop effervescent delivery technologies and focused initially on contract manufacturing liquid effervescent products. Initial sales commenced on January 28, 1988 and have been derived principally from manufacturing liquid effervescent and other products for third parties. In September 1992, patent claims were allowed on the Company's OraSolv-Registered Trademark- technology and the Company began to emphasize and focus on the development of products using this new technology. OraSolv-Registered Trademark- is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered.

The Company's strategy is to enter into collaborative arrangements with multinational pharmaceutical companies to have OraSolv-Registered Trademark-technology incorporated into pharmaceutical products with an emphasis on products which command a large market share and/or are in large market segments. The Company will refine the OraSolv-Registered Trademark-formulation of a particular oral therapeutic and manufacture it for its corporate partner. The corporate partners will market and sell the product. The Company's future profitability is, therefore, dependent upon the Company's ability to develop new, innovative drug delivery technologies that meet the requirements of its corporate partners and upon the marketing efforts of these corporate partners. Although the Company believes these partners will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and result of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
CASH EQUIVALENTS
The Company considers highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates fair market value.

SHORT-TERM INVESTMENTS
The Company's investments are primarily comprised of certificates of deposit and U.S. Government obligations and are classified as available for sale. Realized gains and losses and declines in value judged to be other than temporary are included in other income.

PATENTS AND TRADEMARKS
Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost. Depreciation is provided for at rates calculated to amortize the cost of the property over its estimated useful life using the straight-line method.

INVENTORIES
Inventories, consisting of materials and packaging, are valued at cost under the first-in, first-out (FIFO) method which is not in excess of market.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

STOCK-BASED COMPENSATION
The Company follows Accounting Principles Board Opinion No. 25,
ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES
Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

REVENUE RECOGNITION
Sales of product are recorded upon shipment. Research and development fees are recognized as the services are provided. Revenues from license agreements are recorded when obligations under the agreement have been substantially completed. Royalties are recorded when earned.

NET LOSS PER COMMON SHARE
The primary net loss per share is computed using the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the periods presented. The fully diluted loss per share is presented using the "if converted" method and reflects the impact of the conversion of the preferred stock to common stock at the beginning of the earliest period presented or at the date of issuance, if later. For periods prior to July 1994 (the initial public offering), the loss per share amounts give effect to the application of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 83. Pursuant to SBA No. 83, common stock issued by the Company at prices less than the initial public offering price during the twelve months immediately preceding the initial public offering, plus the common stock equivalent shares granted at exercise prices less than the initial public offering price during the same period, have been included in the calculation of shares used in the calculation of net loss per share as if they were outstanding for all periods prior to the initial public offering.

RECLASSIFICATIONS
Certain amounts presented in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

3. SHORT-TERM INVESTMENTS
At December 31, 1996, short-term investments, including $1,993,904 classified as cash equivalents, consisted of U.S. Treasury securities and U.S. Government obligations.

4. INCOME TAXES
Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes as of December 31, 1996 and 1995 are as follows:

                                      1996          1995
                                  ---------------------------
Deferred assets:
 Net operating loss               $ 14,099,000   $ 11,899,425
 Inventory capitalization                   --         31,163
 Accrued vacation                       67,000         61,288
 Inventory reserve                      56,000        132,883
 Other accruals                             --        101,218
                                  ---------------------------
                                    14,222,000     12,225,977
Deferred liability:
 Depreciation and amortization         633,000        492,440
                                  ---------------------------

Net deferred income tax assets      13,589,000     11,733,537
Valuation allowance                (13,589,000)   (11,733,537)
                                  ---------------------------
Net deferred income taxes         $         --   $         --
                                  ---------------------------
                                  ---------------------------

The Company will be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $35,247,000 can be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules, and expire in the year 2011.

5. CONVERTIBLE PREFERRED STOCK
In January 1994, the Company obtained proceeds of $8.5 million in additional equity financing. A total of 1,214,282 shares of Series E Convertible Preferred Stock at $7.00 per share were issued in two closings. The Series E Convertible Preferred Stock was convertible into Common Stock at $7.00 per share and had similar terms and conditions to the other series of Preferred Stock. Along with Series D Preferred Stockholders, Series E Preferred Stockholders had liquidation preference over the remainder of the Preferred Stockholders.

A Board member acted as the Company's sales agent in connection with the issuance of the Series E Convertible Preferred Stock in January 1994 and received $484,000 in compensation. Seventy-five percent of the amount was payable in cash and the remaining twenty-five percent was paid in stock.

The Convertible Preferred Stock outstanding at December 31, 1993, which consisted of 265,286 shares of Series A, 357,132 shares of Series B, 767,854 shares of Series C, and 1,558,319 shares of Series D, as well as the Series E described above, was converted to Common Stock concurrently with the closing of the initial public offering by the Company in August 1994.

6. LEASES
The Company leases office, research and development, and manufacturing facilities in Brooklyn Park and Eden Prairie. The Brooklyn Park premises are leased under a non-cancelable operating lease expiring in September 1998. In addition to base rent, the Company pays a pro rata portion of the operating expenses for the total facility. The Company has the option to renew this lease for one additional three year term, and two additional five year terms. The facility in Eden Prairie was under a sub-lease agreement. The sublessor filed for bankruptcy and rejected the sublease on September 30, 1996. The $500,000 stand-by letter of credit, required under the sublease, has been returned to the Company. The Company has been operating under the terms of the original lease, and is currently negotiating a long-term lease through June 1, 2009.

Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
  1997                                 $  541,733
  1998                                    489,111
  1999                                    374,546
  2000                                    372,830
  2001                                    372,830
  Thereafter                            2,765,156
                                       ----------
                                       $4,916,206
                                       ----------
                                       ----------

Rent expense on operating leases, excluding operating expenses, for the years ended December 31, 1996, 1995 and 1994 was $493,876, $414,600 and
$375,000, respectively.

7. STOCK OPTIONS AND WARRANTS
The Company has an Equity Incentive Plan ("the Plan") under which options to purchase up to 2,000,000 shares of Common Stock may be granted to employees, consultants and others. The Compensation Committee, established by the Board of Directors, establishes the terms and conditions of all stock option grants, subject to the plan and applicable provisions of the Internal Revenue Code. The options expire ten years from the date of grant and are usually exercisable in annual increments ranging from 25% to 33% beginning one year from the date of grant.

CIMA LABS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Shares available and options granted are as follows:

                                                           NON-                   WEIGHTED
                                SHARES     INCENTIVE    QUALIFIED                 AVERAGE
                             AVAILABLE FOR   STOCK        STOCK                 EXERCISE PRICE
                                 GRANT       OPTIONS      OPTIONS      TOTAL      PER SHARE
                               ---------------------------------------------------------
Balance at December 31, 1993    481,047       505,468     163,485      668,953     $2.84
  Reserved                      600,000            --          --           --
  Granted                      (612,016)      595,944      16,072      612,016      7.31
  Forfeited                      28,231       (28,231)         --      (28,231)     2.91
  Exercised                          --       (57,496)    (50,986)    (108,482)     2.64
                               ------------------------------------------------
Balance at December 31, 1994    497,262     1,015,685     128,571    1,144,256      6.47
  Granted                      (477,750)      477,750          --      477,750      5.70
  Forfeited                     180,724      (175,061)    (34,999)    (210,060)     7.15
  Exercised                          --      (269,915)     (8,572)    (278,487)     3.00
                               ------------------------------------------------
Balance at December 31, 1995    200,236     1,048,459      85,000    1,133,459      5.36
  Reserved                      250,000            --          --           --        --
  Granted                      (199,300)      129,300      70,000      199,300      6.33
  Forfeited                      84,940       (78,967)     (5,973)     (84,940)     6.24
  Exercised                          --       (91,314)    (18,473)    (109,787)     6.31
                               ------------------------------------------------
Balance at December 31, 1996    335,876     1,007,478     130,554    1,138,032     $6.27
                               ------------------------------------------------
                               ------------------------------------------------

Exercisable:
  December 31, 1994                                                    298,163     $2.77
  December 31, 1995                                                    253,152      5.23
  December 31, 1996                                                    548,221      6.47

The following table summarizes information about stock options outstanding at December 31, 1996:

                                   WEIGHTED        WEIGHTED                 WEIGHTED
                                   AVERAGE         AVERAGE      NUMBER      AVERAGE
RANGE OF EXERCISE    NUMBER        REMAINING       EXERCISE   EXERCISEABLE  EXERCISE
    PRICES        OUTSTANDING  CONTRACTURAL LIFE    PRICE     AT 12/31/96    PRICE
------------------------------------------------------------------------------------
$2.00 - 3.00         256,140       7 years          $2.91       246,828      $2.90
$3.50 - 4.75         351,250       8 years           3.80       175,625       3.50
$5.625 - 7.625       270,238       9 years           6.77        51,873       6.22
$8.625 - 10.125      260,404       9.5 years         8.99        73,895       9.14
                   -----------------------------------------------------------------
                   1,138,032       8.5 YEARS        $6.27       548,221      $6.47
                   -----------------------------------------------------------------
                   -----------------------------------------------------------------

Options outstanding under the plan expire at various dates during the period from July 1999 through December 2006. Exercise prices for options outstanding as of December 31, 1996 ranged from $2.00 to $10.125 per share. The weighted average fair values of options granted during the years ended December 31, 1995 and 1996 were $3.04 and $ 3.96 respectively.

The Company also has a Directors' Stock Option Plan (the "Plan") which provides for the granting to non-management directors of the Company options to purchase shares of Common Stock. The maximum number of shares with respect to which options may be granted under this Plan is 350,000 shares. As of December 31, 1996, options to purchase 195,000 shares of Common Stock have been granted at prices ranging from $4.75 to $10.125 per share. To date, none of these options have been exercised.

In connection with a bridge financing in 1989, the Company issued warrants to purchase 7,365 shares of its Common Stock at $5.60 per share. Of these warrants, 7,142 were exercised in April 1994. The remaining warrants expired in the same month.

In connection with $950,000 of bridge financing in 1991 and $467,500 of bridge financing in 1992, the Company issued warrants to purchase 189,801 shares of its Common Stock at $6.00 per share. The warrants are exercisable at various dates from January 1996 to January 1997. Of these warrants, 77,506 were exercised during 1996 and 94,170 warrants expired. The 18,125 remaining warrants are exercisable in January 1997.

In connection with an equipment lease agreement entered into during 1991, the Company issued warrants to purchase 37,917 shares of Series D Preferred Stock at $6.00 per share. The warrants were exercised in a cashless transaction in January 1995.

The Company has elected to follow Accounting Principles Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.29% and 6.03%; volatility factor of the expected market price of the Company's common stock of .641 and a weighted-average expected life of the option of 4 years.

In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have characteristics significantly different from those of traded options and have vesting restrictions and because changes in the subjective input assumptions can materially affect the fair value estimates. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions.

During the initial phase-in period, the effects of applying Statement 123 for recognizing pro-forma compensation cost may not be representative of the effects on reported pro-forma net loss or income for future years because the options in the Stock Option Plans vest over several years and additional options will be made in the future.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  1996           1995
                                               -------------------------
Pro forma net loss                             $(6,812,761)   $(9,249,988)
Pro forma net loss per common share                  $(.77)        $(1.18)


8. DEFINED CONTRIBUTION PLAN
The Company has a 401(k) plan (the "Plan") which covers substantially all employees of the Company. Contributions to the Plan are made through employee wage deferrals and employer matching contributions. The employer matching contribution percentage is discretionary and determined each year. In addition, the Company may contribute two discretionary amounts; one to non-highly compensated individuals and another to all employees. To qualify for the discretionary amounts, an employee must be employed by the Company on the last day of the Plan year or have been credited with a minimum of 500 hours of service during the Plan year.

The 401(k) expense for the years ended December 31, 1996, 1995 and 1994 was $25,360, $28,335 and $16,289, respectively.

9. STOCK SPLIT
The Company's Board of Directors and stockholders approved a 1-for-2 reverse stock split that was effective upon the closing of the initial public offering in July 1994. All share and per share information has been adjusted to give effect to the stock split in the financial statements.

10. GOING CONCERN
Net losses since the Company's inception have resulted in an accumulated deficit balance of $35,659,942 at December 31, 1996. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital from operations. The Company is currently exploring financing alternatives and may need to complete a financing transaction in 1997. The Company believes that the successful completion of a financing transaction will satisfy its future cash requirements. However, there can be no assurance that the Company will be successful in completing a financing transaction.

                                CIMA LABS INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                         Additions
                                            Balance      Charged to
                                          at Beginning   Costs and       Less       Balance at
                Description                  of Year      Expenses    Deductions    End of Year
-----------------------------------------------------------------------------------------------

Year ended December 31, 1996:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts        $   --         $   --       $   --        $   --
   Obsolescence reserve                    332,207           --        (332,207)        --
                                          --------------------------------------------------
 Total                                    $332,207       $   --       $(332,207)    $   --
                                          --------------------------------------------------
                                          --------------------------------------------------
Year ended December 31, 1995:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts        $100,000       $(100,000)       --        $   --
   Obsolescence reserve                       --           332,207        --         332,207
                                          --------------------------------------------------
 Total                                    $100,000       $232,207     $   --        $332,207
                                          --------------------------------------------------
                                          --------------------------------------------------


Year ended December 31, 1994:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful accounts        $   --         $100,000     $   --        $100,000
   Obsolescence reserve                       --             --           --            --
                                          --------------------------------------------------
 Total                                    $   --         $100,000     $   --        $100,000
                                          --------------------------------------------------
                                          --------------------------------------------------