Form 10-Q
period 1997-03-31
CIMA LABS INC
filed 1997-05-13
CIK 833298

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                            Commission File Number 0-24424

                                    CIMA LABS INC.
                (Exact name of registrant as specified in its charter)

                      DELAWARE                                                41-1569769
-------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

             10000 Valley View Road, Eden Prairie, Minnesota  55344-9361
             (Address of principal executive offices including zip code)


                                    (612) 947-8700
                 (Registrant's telephone number, including area code)

                   ---------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No
                            ---       ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          COMMON STOCK $.01 PAR VALUE                9,457,051 SHARES
         -----------------------------     ---------------------------------
                    (Class)                 (Outstanding at April 30, 1997)

                                    CIMA LABS INC.

                                  TABLE OF CONTENTS

                                                                    PAGE NUMBER
                                                                    -----------
COVER PAGE                                                               1

TABLE OF CONTENTS                                                        2

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS.

              Condensed Balance Sheets as of March 31, 1997
              and December 31, 1996                                      3

              Condensed Statements of Operations for the three
              month periods ended March 31, 1997 and 1996
              and the period from December 12, 1986 (inception)
              to March 31, 1997                                          4

              Condensed Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996 and the period
              from December 12, 1986 (inception) to March 31, 1997       5

              Notes to Condensed Financial Statements                    6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.                       8

PART II.      OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS.                                        13

    ITEM 2.   CHANGES IN SECURITIES.                                    13

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                          13

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.      14

    ITEM 5.   OTHER INFORMATION.                                        14

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                         14

SIGNATURE                                                               15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    CIMA LABS INC.
                            (A Development Stage Company)
                               Condensed Balance Sheets

                                                        March 31,  December 31,
                                                          1997        1996 (1)
                                                       ----------   -----------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $3,684,338   $2,666,032
  Short-term investments                                4,400,508    7,597,162
  Accounts receivable                                     253,012      247,578
  Inventories--Note B                                     670,927      534,587
  Prepaid expenses                                        233,121       71,880
                                                      -----------  ------------
Total current assets                                    9,241,906   11,117,239

Property, plant and equipment                          13,510,131   13,377,085
Less accumulated depreciation                         (3,096,373)  (2,972,474)
                                                      -----------  ------------
                                                       10,413,758   10,404,611
Other assets:
  Lease deposits                                           40,651      290,650
  Patents and trademarks, net of amortization             246,640      252,404
                                                      -----------  ------------
                                                          287,291      543,054
                                                      -----------  ------------

Total assets                                          $19,942,955  $22,064,904
                                                      -----------  ------------
                                                      -----------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $358,291     $264,370
  Accrued expenses                                        464,032      529,402
  Advance royalties                                       250,000      250,000
                                                      -----------    ----------
Total current liabilities                               1,072,323    1,043,772
Commitments and contingencies
Stockholders' equity
  Convertible Preferred Stock, $.01 par value:
    Authorized shares--5,000,000;  issued and
      outstanding shares-- none                               -            -
  Common Stock, $.01 par value:
    Authorized shares--20,000,000; issued and
      outstanding shares--9,457,051--March 31, 1997;
      9,411,589--December 31, 1996                         94,570       94,116
  Additional paid-in capital                           56,768,338   56,586,958
  Deficit accumulated during the development stage    (37,992,276) (35,659,942)
                                                      ------------  -----------
Total stockholders' equity                             18,870,632   21,021,132
                                                      ------------  -----------

Total liabilities and stockholders' equity            $19,942,955  $22,064,904
                                                      -----------  -----------
                                                      -----------  -----------

(1) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to condensed financial statements.

                                CIMA LABS INC.
                        (A Development Stage Company)
                Condensed Statements of Operations (Unaudited)


                                                                 Period from
                                                                 December 12,
                                       Three Months Ended           1986
                                             March 31,         (Inception) to
                                 ----------------------------     March 31,
                                       1997           1996          1997
                                   --------------------------   -------------
Revenues:
  Net sales                          $191,708             $0     $13,942,592
  Research and development
   fees & licensing revenues           76,548        391,858       5,423,138
                                   --------------------------    ------------
                                      268,256        391,858      19,365,730

Costs and expenses:
  Cost of goods sold                  580,874              0      18,412,289
  Research and product              1,230,499      1,375,946      21,753,347
   development
  Selling, general and                889,679        783,702      18,533,754
   administrative
                                   --------------------------    ------------
                                    2,701,052      2,159,648      58,699,390

Other income (expense):
  Interest income, net                128,291         39,385       1,247,691
  Other income (expense)                1,193         (5,379)        271,223
                                   --------------------------    ------------
                                      129,484         34,006       1,518,914
                                   --------------------------    ------------

Net loss and deficit
 accumulated during the
 development stage                ($2,303,312)   ($1,733,784)   ($37,814,746)
                                  ---------------------------   -------------
                                  ---------------------------   -------------

Net loss per share:
     Primary                           $(0.24)        $(0.22)        $(13.72)
     Fully diluted                     $(0.24)        $(0.22)         $(9.26)

Weighted average shares
outstanding:
     Primary                        9,446,235      7,824,365       2,755,707
     Fully diluted                  9,446,235      7,824,365       4,085,540

See notes to condensed financial statements.

                                    CIMA LABS INC.
                            (A Development Stage Company)
                    Condensed Statements of Cash Flows (Unaudited)


                                                                 Three Months Ended                 Period from
                                                                       March 31,                 December 12, 1996
                                                         -----------------------------------      (Inception) to
OPERATING ACTIVITIES                                            1997              1996            March 31, 1997
                                                         -----------------------------------   -------------------
Net loss                                                     ($2,303,312)      ($1,733,784)       ($37,814,746)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                 155,385           147,030           4,175,948
   Preferred stock issued for accrued interest                         0                 0             141,448
   Gain on sale of property, plant and equipment                       0                 0             (53,270)
Changes in operating assets and liabilities:
   Accounts receivable                                            (5,433)         (160,651)           (253,011)
   Inventories                                                  (136,340)          228,832            (670,927)
   Other current assets                                         (161,240)           24,648            (233,120)
   Accounts payable                                               93,921           274,138             358,287
   Accrued expenses                                              (65,370)          209,955             464,032
   Advance royalties                                                   0                 0             250,000
                                                         ----------------------------------    -------------------
Net cash used in operating activities                         (2,422,389)       (1,009,832)        (33,635,359)
INVESTING ACTIVITIES
Purchase of and deposits on property, plant and equipment       (132,450)         (111,759)        (14,593,786)
Purchase of short-term investments                                     0                 0         (26,144,302)
Proceeds from sale of property, plant & equipment                      0                 0             471,883
Proceeds of maturities of short-term investments               3,196,656                 0          21,743,796
Patents and trademarks                                           (26,323)          (15,572)           (641,751)
                                                          ---------------------------------    -------------------
Net cash provided by (used in) investing activities            3,037,883          (127,331)        (19,164,160)
FINANCING ACTIVITIES
Proceeds from issuance of stock:
  Common Stock                                                   152,812            95,016          30,984,987
  Preferred Stock                                                      0                 0          25,458,690
Lease financing of equipment                                           0                 0           2,441,650
Security deposits on leases                                      250,000                 0             (40,651)
Proceeds from issuance of notes payable and warrants                   0                 0           1,923,951
Payments on notes payable                                              0                 0          (1,823,700)
Payments on capital leases                                             0                 0          (2,441,650)
Organization costs                                                     0                 0             (19,420)
                                                          ---------------------------------    -------------------
Net cash (used in) provided by financing activities              402,812            95,016          56,483,857
                                                          ---------------------------------    -------------------
Increase (decrease) in cash and cash equivalents               1,018,306        (1,042,147)          3,684,338
Cash and cash equivalents at beginning of period               2,666,032         3,558,743                 -
                                                          ---------------------------------    -------------------
Cash and cash equivalents at end of period                    $3,684,338        $2,516,596          $3,684,338
                                                          ---------------------------------    -------------------
                                                          ---------------------------------    -------------------
Supplemental schedule of noncash
  investing and financing activities:
     Note payable exchanged for issuance of common stock                                            $1,517,500
    Common stock issued for note receivable                                                             50,000

See notes to condensed financial statements.

                                    CIMA LABS INC.
                            (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 1997 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES
Inventories are stated at the lower of cost (first in, first out) or fair market value.

                                    March 31,          December 31,
                                      1997                 1996
                                    --------            --------
Raw materials                       $424,347            $534,587

Work in process                      116,050                  --

Finished products                    130,530                  --
                                    --------            --------

                                    $670,927            $534,587

NOTE C - INITIAL PUBLIC OFFERING

The Company completed its initial public offering ("IPO") of its Common Stock in August 1994. Outstanding shares of Series A, B, C, D and E Preferred Stock were automatically converted on a one-for-one basis to shares of Common Stock on the closing date of August 4, 1994.

NOTE D - NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128,
"EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 primary net loss per share as reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "EXCEPT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE SUCCESS OF THE COMPANY IN MANUFACTURING THE COMPANY'S TECHNOLOGY, THE AVAILABILITY OF ADEQUATE FUNDS FOR THE COMPANY'S OPERATIONS, THE SUCCESS OF THE COMPANY IN COMMERCIALIZING ITS NEW DRUG DELIVERY PROGRAMS, AND THE COMPANY'S RELIANCE ON ITS KEY PERSONNEL AND COLLABORATIVE PARTNERS, AS WELL AS THOSE DISCUSSED IN "BUSINESS RISKS" BELOW.

GENERAL

    CIMA, founded in 1986, is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv-Registered Trademark- technology for marketing by multi-national pharmaceutical companies. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's ease of use and effective taste-masking may foster greater patient compliance with recommended dosage regimens, both for over-the-counter ("OTC") and prescription products, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

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

    At March 31, 1997, the Company had accumulated losses of approximately $37,815,000. The Company recorded its first commercial sales using the Company's OraSolv technology in the three month period ending March 31, 1997. Prior to this the Company's revenues have been from sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent and other products, and to a lesser extent from research and development fees and licensing arrangements, the latter generated primarily in the last five years. The Company is not currently manufacturing liquid effervescent products, and has not recognized any revenues from such products since 1995. As noted above, the Company began manufacturing OraSolv products in the first quarter 1997, and the Company expects to continue generating revenue from manufacturing OraSolv products. In addition to revenues from such manufacturing, research and development and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $25,963,000 from private sales of equity securities and $16,379,000 and $12,038,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. The total shares outstanding at March 31, 1997 were 9,457,051.

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

    The Company expects that losses will continue through at least 1998, even though CIMA expects to continue generating sales revenue from manufacturing OraSolv products in 1997. Research and development expenses will increase as CIMA investigates new drug delivery technologies, including the possibility of utilizing microencapsulation for the development of controlled release systems, as well as sublingual systems which could deliver faster absorption of drug ingredients. Personnel costs for research and development are expected to remain relatively stable as the majority of the necessary personnel for this function has already been hired. Personnel costs for administration may decrease slightly in an effort to reduce corporate overhead. As CIMA continues production for its first commercial launch of a product incorporating its OraSolv technology, additional operations personnel may need to be added to meet a corporate partner's order. Manufacturing infrastructure costs should not need to increase materially as there is capacity to meet short-term production needs.

    In recent years the Company has actively marketed its OraSolv technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts and negotiations with several different pharmaceutical companies regarding a variety of potential products.
In the fourth quarter of 1996, the Company signed a Supply Agreement with an undisclosed major pharmaceutical company. The Agreement covers full-scale production of an over-the-counter product in CIMA's OraSolv dosage form. CIMA began commercial production for this product during the first quarter of 1997. The retail launch for this product is expected in 1997. Regarding the other efforts mentioned above, there can be no assurance that these activities or discussions will result in license agreements or the marketing of products using the OraSolv technology. The Company believes that mergers and acquisitions in the pharmaceutical industry in recent years, together with changes in product plans by potential partners, may have had an adverse effect on the progress of certain projects, and the eventual marketing of products incorporating the Company's technology.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    The Company's results of operations for the quarter ended March 31, 1997 reflect the increased emphasis on developing and manufacturing of OraSolv products with an anticipated commercial launch of an OraSolv product by one of our corporate partners in 1997. Product sales increased to $192,000 in the first quarter of 1997 from zero product sales in the first quarter of 1996 due to the first commercial sales of products using the OraSolv technology, which began in the first quarter of 1997. Research and development fees and licensing revenues were $77,000 and $392,000 in the first quarter of 1997 and 1996,
respectively.   The decrease in research and development fees and licensing revenue was primarily due to a $267,000 research and development fee paid by SmithKline Beecham in the first quarter of 1996 that was not repeated in 1997. So long as the Company has relatively few agreements with corporate partners, these revenues will tend to fluctuate on a quarter to quarter basis.

Cost of goods sold increased to $581,000 in the first quarter of 1997 from zero in the first quarter. The main component of the cost of goods sold in 1997 was the manufacturing infrastructure costs necessary for future anticipated sales levels. In 1996, these costs were classified as product development expenses. Research and development expenses decreased to $1,230,000 from $1,376,000 for the first quarter of 1997 and 1996, respectively. After the accounting for the reclassification of manufacturing infrastructure costs, as noted above, research and development expenses increased on a like to like comparison by approximately $340,000. This increase was due to expenses related to the hiring of the new Vice President of research and development, product development expenses related to the transition to commercial production and expenditures related to development work on the new technologies, discussed earlier. Selling, general and administrative expenses increased from $784,000 for the three month period ending March 31, 1996, to $890,000 for the three month period ending March 31, 1997, resulting from increased spending on consumer marketing studies to support OraSolv. Net interest income shows an increase from $39,000 to $128,000 for the three month period ending March 31, 1996, and 1997, respectively. Net interest income is dependent on the cash position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through March 31, 1997, CIMA had received net offering proceeds from such private and public sales of approximately $56,444,000 and had net sales from manufacturing agreements of approximately $13,943,000. Cash, cash equivalents and short-term investments were approximately $8,085,000 at March 31, 1997.

    The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from sales of the Company's products. The Company believes that its currently available funds, including any license fees and sales revenue anticipated to be received in the future, will meet its needs through 1997. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

    The Company has not generated taxable income through March 1997. At December 31, 1996, the net operating losses available to offset taxable income were approximately $35,247,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

    The Company has recently initiated commercial production of its first product in CIMA's OraSolv dosage form, and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through March 31, 1997 of $37,815,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded Company's revenues, which have been derived primarily from the manufacturing of AutoLution (a liquid effervescent) and other non-OraSolv products for which the Company no longer manufactures. In more recent years, the Company has also received revenue from its commercial partners for product development and licensing of OraSolv, and to a lesser extent, OraSolv for which commercial production commenced in the first quarter of 1997 for a commercial partner. The Company expects to continue to incur quarterly losses at least through the first half of 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

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

    The Company began manufacturing OraSolv products in commercial quantities in February 1997. Commercial sales have been made and revenue has been recognized from sales of an OraSolv product. To achieve future desired levels of production, the Company will be required to increase its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners.

    The Company intends to increase its research and development expenditures to enhance its current technologies, and to pursue internal proprietary drug delivery technologies. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons. Such reasons include the possibilities of not finding a partner to market the product, the product being difficult to manufacture on a large scale or of being uneconomical to market.

    The foregoing risks reflect the Company's stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development and the nature of the Company's industry is a range of additional risks, including competition, uncertainties regarding the effects of healthcare reform on the pharmaceutical industry, including pressures exerted on the prices charged for pharmaceutical products, and uncertainties regarding protection of patents and proprietary rights.

                                    CIMA LABS INC.

PART II.    OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS.

            None

  ITEM 2.   CHANGES IN SECURITIES.

                 On March 13, 1997, the Board of Directors of CIMA LABS INC.
            (the "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock (the "Common Shares"). The dividend was effective as of April 10, 1997 (the "Record Date") and the Rights also attached to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of 100 Common Shares. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 14, 1997 between the Company and Norwest Bank Minnesota, N.A., which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q.

                 Initially, the Rights are evidenced by the stock certificates representing Common Shares then outstanding. Upon the occurrence of certain events resulting in, or which are intended to result in, a person or group of persons (an "Acquiring Person") acquiring beneficial ownership of 15% or more of the outstanding Common Shares, (i) the Rights will be evidenced by Rights Certificates and
            (ii) the Rights will become exercisable. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

                 The Rights are subject to certain redemption provisions (at
            $.01 per Right) and exchange provisions (at a rate of one Common Share or one-hundredth of a Preferred Share per Right), in each case subject to adjustment, which are exercisable at the sole discretion of the Board of Directors. In addition, the terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person or group of affiliated or associated persons becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights.

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

            None

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None

  ITEM 5.   OTHER INFORMATION.

            None

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  EXHIBITS

                 ITEM        DESCRIPTION

                 4.2* Rights Agreement, dated as of March 14, 1997, between the Company and Norwest Bank Minnesota, N.A.

                 10.11       Equity Incentive Plan, as amended and restated.

                 10.24 Offer letter between the Company and John Hontz, Ph.D. dated November 26, 1996.

                 10.25       Non-Employee Directors' Fee Option Grant Program.

                 27          Financial Data Schedule.
                 ___________
                 * Incorporated by reference herein to Exhibit 2 to the
                   Company's Current Report on Form 8-K filed March 25, 1997.

            (b)  REPORTS ON FORM 8-K

                 On March 25, 1997 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing under "Item 5-Other Events" that the Company had adopted a Shareholder Rights Plan by entering into a Rights Agreement dated March 14, 1997, with Norwest Bank Minnesota, N.A.

                                    CIMA LABS INC.


                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                       CIMA LABS INC.




Date:  MAY 14, 1997                         By: /S/   JOHN M. SIEBERT
                                                --------------------------
                                                      John M. Siebert
                                                President and Chief Executive
                                                Officer



Date:  MAY 14, 1997                         By: /S/   KEITH P. SALENGER
                                                ---------------------------
                                                      Keith P. Salenger
                                                Vice President, Finance and
                                                Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

                                    EXHIBIT INDEX


NO. OF EXHIBIT      DESCRIPTION
--------------      -----------

4.2* Rights Agreement, dated as of March 14, 1997, between the Company and Norwest Bank Minnesota, N.A.

10.11               Equity Incentive Plan, as amended and restated.

10.24 Offer letter between the Company and John Hontz, Ph.D. dated November 26, 1996.

10.25               Non-Employee Directors' Fee Option Grant Program.

27                  Financial Data Schedule.

___________
* Incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K filed March 25, 1997.