Form 10-Q
period 1997-06-30
CIMA LABS INC
filed 1997-08-07
CIK 833298

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                        Commission File Number 0-24424

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)


              Delaware                           41-1569769
-------------------------------------------------------------------------------
   (State or other jurisdiction               (I.R.S. Employer
  of incorporation or organization)          Identification No.)


       10000 Valley View Road, Eden Prairie, Minnesota 55344-9361 (Address of principal executive offices including zip code)


                                   (612) 947-8700
                 (Registrant's telephone number, including area code)


                 ----------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No
                           -----    ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.01 par value               9,546,128 Shares
        -----------------------------      ---------------------------------
                 (Class)                    (Outstanding at August 1, 1997)

                                    CIMA LABS INC.

                                  TABLE OF CONTENTS

                                                               PAGE NUMBER
                                                               -----------

COVER PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . . . . . . .  2

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS.

    Condensed Balance Sheets as of June 30, 1997
    and December 31, 1996 . . . . . . . . . . . . . . . . . . . . .  3

    Condensed Statements of Operations for the three-
    month and six-month periods ended June 30, 1997
    and 1996 and the period from December 12, 1986
    (inception) to June 30, 1997. . . . . . . . . . . . . . . . . .  4

    Condensed Statements of Cash Flows for the six-month
    periods ended June 30, 1997 and 1996 and the period
    from December 12, 1986 (inception) to June 30, 1997 . . . . . .  5

    Notes to Condensed Financial Statements . . . . . . . . . . . .  6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.  . . . . . . . . . . . . .  7

PART II.      OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS.  . . . . . . . . . . . . . . . . .  12

    ITEM 2.   CHANGES IN SECURITIES.  . . . . . . . . . . . . . . .  12

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  . . . . . . . . . .  12

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.  . . . . . . . . . . . . . . . . . . . . . .  13

    ITEM 5.   OTHER INFORMATION.  . . . . . . . . . . . . . . . . .  13

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . .  14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                    CIMA LABS INC.
                            (A Development Stage Company)
                         Condensed Balance Sheets (Unaudited)

                                                  June 30,      December 31,
                                                    1997            1996
                                                 ----------     ------------
                                                                   (Note)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . .    $4,245,858     $2,666,032
  Short-term investments. . . . . . . . . . .     2,246,278      7,597,162
  Accounts receivable . . . . . . . . . . . .       767,106        247,578
  Inventories--Note B . . . . . . . . . . . .       915,234        534,587
  Prepaid expenses. . . . . . . . . . . . . .       131,213         71,880
                                                -----------    -----------
Total current assets. . . . . . . . . . . . .     8,305,689     11,117,239
Property, plant and equipment . . . . . . . .    13,738,625     13,377,085
Less accumulated depreciation . . . . . . . .    (3,334,415)    (2,972,474)
                                                -----------    -----------
                                                 10,404,210     10,404,611
Other assets:
  Lease deposits. . . . . . . . . . . . . . .        40,651        290,650
  Patents and trademarks, net of
    amortization. . . . . . . . . . . . . . .       249,443        252,404
                                                -----------    -----------
                                                    290,094        543,054
                                                -----------    -----------
Total assets. . . . . . . . . . . . . . . . .   $18,999,993    $22,064,904
                                                -----------    -----------
                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . .      $560,311       $264,370
  Accrued expenses. . . . . . . . . . . . . .       571,900        529,402
  Advance royalties . . . . . . . . . . . . .       250,000        250,000
                                                -----------    -----------
Total current liabilities . . . . . . . . . .     1,382,211      1,043,772

Commitments and contingencies

Stockholders' equity
  Preferred Stock, $.01 par value:
    Authorized shares--5,000,000;  issued and
    outstanding shares-- none . . . . . . . .             -              -
  Common Stock, $.01 par value:
    Authorized shares--20,000,000; issued and
    outstanding shares--9,546,128--June 30, 1997;
    9,411,589-- December 31, 1996 . . . . . .        95,461         94,116
  Additional paid-in capital. . . . . . . . .    57,043,803     56,586,958
  Deficit accumulated during the development
   stage. . . . . . . . . . . . . . . . . . .   (39,521,482)   (35,659,942)
                                                -----------    -----------
Total stockholders' equity. . . . . . . . . .    17,617,782     21,021,132
                                                -----------    -----------
Total liabilities and stockholders' equity. .   $18,999,993    $22,064,904
                                                -----------    -----------
                                                -----------    -----------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    CIMA LABS INC.
                            (A Development Stage Company)
                      Condensed Statements of Income (Unaudited)



                                                                                                   Period from
                                                                                                   December 12,
                                                                                                      1986
                                                   Three Months Ended        Six Months Ended     (Inception) to
                                                        June 30,                  June 30,           June 30,
                                                 -----------------------  ----------------------- ---------------
                                                     1997         1996         1997        1996        1997
                                                 -----------------------  ----------------------- ---------------
Revenues:
  Net sales                                        $640,864           $0    $832,572           $0  $14,583,456
  Research and development fees &                   381,564      275,277     458,112      667,135    5,804,702
  Licensing revenues
                                                 -----------------------  ----------------------- ---------------
                                                  1,022,428      275,277   1,290,684      667,135   20,388,158

Costs and expenses:
  Cost of goods sold                                987,233            0   1,568,106            0   19,399,521
  Research and product development                  754,161    1,298,850   1,984,661    2,674,796   22,507,509
  Selling, general and administrative               998,680      797,057   1,888,359    1,580,759   19,532,434
                                                 -----------------------  ----------------------- ---------------
                                                  2,740,074    2,095,907   5,441,126    4,255,555   61,439,464

Other income (expense):
  Interest income, net                               65,413      128,093     193,704      167,478    1,313,104
  Other income (expense)                            123,029        2,555     124,222       (2,824)     394,252
                                                 -----------------------  ----------------------- ---------------
                                                    188,442      130,648     317,926      164,654    1,707,356
                                                 -----------------------  ----------------------- ---------------
Net loss and deficit accumulated
  during the development stage                  ($1,529,204) ($1,689,982)($3,832,516) ($3,423,766)($39,343,950)
                                                 -----------------------  ----------------------- ---------------
                                                 -----------------------  ----------------------- ---------------
Net loss per share:
     Primary                                         $(0.16)      $(0.20)     $(0.40)      $(0.42)     $(12.23)
     Fully diluted                                   $(0.16)      $(0.20)     $(0.40)      $(0.42)      $(8.86)

Weighted average shares outstanding:
     Primary                                      9,490,541    8,654,230   9,468,893    8,239,311    3,216,080
     Fully diluted                                9,490,541    8,654,230   9,468,893    8,239,311    4,442,029

See notes to condensed financial statements.


                                     CIMA LABS INC.
                               (A Development Stage Company)
                      Condensed Statements of Cash Flows (Unaudited)

                                                                                                Period from
                                                                                                December 12,
                                                                                                    1986
                                                                  Six Months Ended             (Inception) to
                                                                      June 30,                    June 30,
                                                          --------------------------------     --------------
                                                                 1997             1996               1997
                                                          --------------------------------     --------------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  ($3,832,516)        ($3,423,765)      ($39,343,950)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization. . . . . . . . . . . . .      422,382             294,116          4,442,945
  Preferred stock issued for accrued interest. . . . . .            0                   0            141,448
  Gain on sale of property, plant and equipment. . . . .            0                   0            (53,270)
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . .     (519,528)           (143,248)          (767,106)
  Inventories. . . . . . . . . . . . . . . . . . . . . .     (380,647)             19,613           (915,234)
  Other current assets . . . . . . . . . . . . . . . . .      (59,333)           (302,313)          (131,213)
  Accounts payable . . . . . . . . . . . . . . . . . . .      295,941             512,014            560,307
  Accrued expenses . . . . . . . . . . . . . . . . . . .       42,498             195,157            571,900
  Advance royalties. . . . . . . . . . . . . . . . . . .            0                   0            250,000
                                                          --------------------------------     --------------
Net cash used in operating activities. . . . . . . . . .   (4,031,203)         (2,848,426)       (35,244,173)
INVESTING ACTIVITIES
Purchase of and deposits on
 property, plant and equipment . . . . . . . . . . . . .     (360,943)           (270,884)       (14,822,279)
Purchase of short-term investments . . . . . . . . . . .            0                   0        (26,144,302)
Proceeds from sale of property, plant & equipment. . . .            0                   0            471,883
Proceeds of maturities of short-term investments . . . .    5,350,885                   0         23,898,025
Patents and trademarks . . . . . . . . . . . . . . . . .      (58,081)            (38,147)          (673,509)
                                                          --------------------------------     --------------
Net cash used in investing activities. . . . . . . . . .    4,931,861            (309,031)       (17,270,182)
FINANCING ACTIVITIES
Proceeds from issuance of stock:
  Common Stock . . . . . . . . . . . . . . . . . . . . .      429,168          13,551,189         31,261,343
  Preferred Stock. . . . . . . . . . . . . . . . . . . .            0                   0         25,458,690
Lease financing of equipment . . . . . . . . . . . . . .            0                   0          2,441,650
Security deposits on leases. . . . . . . . . . . . . . .      250,000                   0            (40,651)
Proceeds from issuance of notes payable and warrants . .            0                   0          1,923,951
Payments on notes payable. . . . . . . . . . . . . . . .            0                   0         (1,823,700)
Payments on capital leases . . . . . . . . . . . . . . .            0                   0         (2,441,650)
Organization costs . . . . . . . . . . . . . . . . . . .            0                   0            (19,420)
                                                          --------------------------------     --------------
Net cash (used in) provided by financing activities. . .      679,168          13,551,189         56,760,213
                                                          --------------------------------     --------------
Increase (decrease) in cash and cash equivalents . . . .    1,579,826          10,393,732          4,245,858
Cash and cash equivalents at beginning of period . . . .    2,666,032           3,558,743                  -
                                                          --------------------------------     --------------
Cash and cash equivalents at end of period . . . . . . .   $4,245,858         $13,952,475         $4,245,858
                                                          --------------------------------     --------------
                                                          --------------------------------     --------------
Supplemental schedule of noncash
 investing and financing activities:
  Note payable exchanged for issuance
   of common stock                                                                                  $1,517,500
  Common stock issued for note receivable                                                             50,000

See notes to condensed financial statements.


                                    CIMA LABS INC.
                            (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                              JUNE 30, 1997 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or fair market value.

                                       June 30,         December 31,
                                         1997               1996
                                       --------         ------------
Raw materials . . . . . . . . . . . .  $437,933            $534,587
Work in process . . . . . . . . . . .    75,434                 --
Finished products . . . . . . . . . .   401,867                 --
                                       --------         ------------
                                       $915,234            $534,587

NOTE C - INITIAL PUBLIC OFFERING

The Company completed its initial public offering ("IPO") of its Common Stock in August 1994. Outstanding shares of Series A, B, C, D and E Preferred Stock were automatically converted on a one-for-one basis to shares of Common Stock on the closing date of August 4, 1994.

NOTE D - NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended June 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "EXCEPT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE SUCCESS OF THE COMPANY IN MANUFACTURING PRODUCTS USING THE COMPANY'S TECHNOLOGY, THE AVAILABILITY OF ADEQUATE FUNDS FOR THE COMPANY'S OPERATIONS, THE SUCCESS OF THE COMPANY IN COMMERCIALIZING ITS NEW DRUG DELIVERY PROGRAMS, AND THE COMPANY'S RELIANCE ON ITS KEY PERSONNEL AND COLLABORATIVE PARTNERS, AS WELL AS THOSE DISCUSSED IN "BUSINESS RISKS" BELOW.

GENERAL

    CIMA, founded in 1986, is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv-Registered Trademark- technology for marketing by multinational pharmaceutical companies. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's ease of use and effective taste-masking may foster greater patient compliance with recommended dosage regimens, both for over-the-counter ("OTC") and prescription products, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

    CIMA's business strategy is to commercialize its OraSolv technology through collaborations with multi-national pharmaceutical companies with emphasis on products which command a large market share and/or are in large market segments. The Company is currently focused on the development and manufacture of OraSolv products for the OTC market. Product differentiation and brand name identity are critical to the successful marketing of OTC products. The Company believes that OraSolv affords pharmaceutical companies a means to significantly differentiate their products in the competitive OTC marketplace. Because it is a patented technology, OraSolv affords more enduring product differentiation than the more traditional approaches of changing product flavor or packaging innovations, which can be easily replicated. The Company has entered into agreements with a number of pharmaceutical companies for development, manufacture and commercialization of OTC and Rx to OTC switch products.

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

    At June 30, 1997, the Company had accumulated losses of approximately $ 39,344,000. The Company recorded its first commercial sales using the Company's OraSolv technology in the three month period ending March 31, 1997. Prior to this the Company's revenues have been from sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent, other products, and products using OraSolv technology, the latter generated in the last four months. To a lesser extent revenue has been generated from research and development fees and licensing arrangements, primarily in the last five years. The Company is not currently manufacturing liquid effervescent products, and has not recognized any revenues from such products since 1995. As noted above, the Company began manufacturing OraSolv products in the first quarter of 1997, and the Company expects to continue generating revenue from manufacturing OraSolv products. In addition to revenues from manufacturing, research and development and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $25,963,000 from private sales of equity securities and $16,379,000 and $12,038,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. The total shares outstanding at June 30, 1997 were 9,546,128.

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

    The Company expects that losses will continue through at least 1998, even though CIMA expects to continue generating sales revenue from manufacturing OraSolv products in 1997 and 1998. Research and development expenses will increase as CIMA investigates new drug delivery technologies, including the possibility of utilizing microencapsulation for the development of controlled release systems, as well as sublingual systems which could deliver faster absorption of drug ingredients. Personnel costs for research and development are expected to remain relatively stable as the majority of the necessary personnel for this function has already been hired. Personnel costs for administration may decrease slightly in an effort to reduce corporate overhead. As CIMA continues production for its first commercial launch of a product incorporating its OraSolv technology, additional operations personnel may need to be added to meet a corporate partner's order. Manufacturing infrastructure costs should not need to increase materially as there is capacity to meet short-term production needs.

    In the fourth quarter of 1996, the Company signed a Supply Agreement with Bristol-Myers Squibb, a major pharmaceutical company. The Agreement covers full-scale production of an over-the-counter product in CIMA's OraSolv dosage form. CIMA began commercial production for this product during the first quarter of 1997. The product was launched in May 1997. In the second quarter of 1997, the Company expanded its relationship with Bristol-Myers Squibb and signed a global non-exclusive license agreement which covers multiple products.

    In recent years the Company has actively marketed its OraSolv technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts and negotiations with several different pharmaceutical companies regarding a variety of potential products. There can be no assurance, however, that these activities or discussions will result in license agreements or the marketing of products using the OraSolv technology. The Company believes that mergers and acquisitions in the pharmaceutical industry in recent years, together with changes in product plans by potential partners, may have had an adverse effect on the progress of certain projects, and the eventual marketing of products incorporating the Company's technology.

RESULTS OF OPERATIONS

    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997

    The Company's results of operations for the three- and six-month periods ended June 30, 1997 reflect the increased emphasis on the manufacturing of an OraSolv product for a commercial launch by one of our corporate partners in 1997. Net product sales increased to $641,000 and $833,000 in the three- and six-month periods ended June 30, 1997 from zero in the first six months in 1996. All sales in 1997 relate to the first commercial sales of a product using the OraSolv technology, which began in March 1997. Research and development fees and licensing revenues were $382,000 and $458,000 for the three- and six-month periods ended June 30, 1997, respectively, compared to $275,000 and $667,000, respectively, in the comparable periods of 1996. These fees and revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments, royalties and manufacturing fees. So long as the Company has relatively few agreements with corporate partners, research and development fees will tend to fluctuate on a quarter to quarter basis.

    Cost of goods sold increased to $987,000 and $1,568,000 in the three- and six-month periods ended June 30, 1997, respectively, from zero in the first six months of 1996. Costs in cost of goods sold include the manufacturing infrastructure costs necessary to meet future anticipated sales levels. These costs caused the cost of goods sold to exceed the net sales price for the product in the first six months of 1997. The Company anticipates this situation will not improve until production increases, and it approaches full manufacturing capacity. In 1996, these costs were classified as product development expenses. Research and development expenses decreased to $754,000 and $1,985,000 in the three- and six-month periods ended June 30, 1997, respectively, from $1,299,000 and $2,675,000 in the three- and six-month periods ended June 30, 1996, respectively. After accounting for the reclassification of manufacturing infrastructure costs, as noted above, research and development expenses actually increased on a like-to-like comparison by approximately $30,000, and $370,000 for the three- and six-month periods ended June 30, 1997, respectively. The increase, which was mostly in the first three-months of 1997, was due to expenses related to the hiring of the new Vice President of Research and Development, additional efforts on the development of future OraSolv products, and product development expenses related to the transition to commercial production. Selling, general and administrative expenses increased to $999,000 and $1,888,000 in the three- and six-month periods ended June 30, 1997, respectively, from $797,000 and $1,581,000 for the same periods in 1996, respectively. The increase represents spending on consumer marketing studies to support OraSolv, and general operating costs. Net interest and other income increased to $188,000, and $318,000, respectively, in the three- and six-month periods ended June 30, 1997 from $131,000 and $165,000, respectively, for the same periods in 1996. Other income in the three-month period ended June 30, 1997 includes a $120,000 state sales and use tax refund for previously purchased fixed assets. The balance is net interest income which is dependent on the cash position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through June 30, 1997, CIMA had received net offering proceeds from such private and public sales of approximately $57,044,000 and had net sales from manufacturing agreements of approximately $14,584,000. Cash, cash equivalents and short-term investments were approximately $6,492,000 at June 30, 1997.

    The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from the collaborative agreements, and sales of the Company's products. The Company believes that its currently available funds, including any license fees and sales revenue anticipated to be received in the future, will meet its needs through 1997. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

    The Company has not generated taxable income through June 1997.  At
December 31, 1996, the net operating losses available to offset taxable income were approximately $35,247,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

    The Company has recently initiated commercial production of its first product in CIMA's OraSolv dosage form, and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through June 30, 1997 of $39,344,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded Company's revenues, which until recently have been derived primarily from the manufacturing of AutoLution (a liquid effervescent) and other non-OraSolv products for which the Company no longer manufactures. In more recent years, the Company has also received revenue from its commercial partners for product development and licensing of OraSolv, and to a lesser extent, OraSolv for which commercial production commenced in the first quarter of 1997 for a commercial partner. The Company expects to continue to incur losses at least through 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

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

                                    CIMA LABS INC.

PART II. OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS.

         None

    ITEM 2.   CHANGES IN SECURITIES.

              On March 13, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock (the "Common Shares"). The dividend was effective as of April 10, 1997 (the "Record Date") and the Rights also attached to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), subject to adjustment. Each Preferred Share is designed to be the economic equivalent of 100 Common Shares. The description and terms of the Rights are set forth in a Rights Agreement dated as of March 14, 1997 between the Company and Norwest Bank Minnesota, N.A., which is filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 14, 1997, the Company held its annual meeting of stockholders, at which meeting the stockholders took the following actions:

         (i) elected John M. Siebert, Ph.D., Terrence W. Glarner, David B. Musket, Steven B. Ratoff, Joseph R. Robinson, Ph.D., and Jerry A. Weisbach, Ph.D., to serve as directors of the Company for the ensuing year and until their successors are elected;

         (ii) rejected the amendment and restatement of the Company's Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares to 2,250,000 shares;

         (iii) approved the Company's Directors' Fee Option Grant Program; and

         (iv) ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

         Such actions were taken by the following votes:

                                       VOTES FOR                VOTES
                                       ---------               WITHHELD
                                                               --------
    Election of Directors:
         John M. Siebert, Ph.D.        7,469,119                4,781
         Terrence W. Glarner           7,469,119                4,781
         David B. Musket               7,469,119                4,781
         Steven B. Ratoff              7,469,119                4,781
         Joseph R. Robinson, Ph.D.     5,542,446            1,931,454
         Jerry A. Weisbach, Ph.D.      7,469,119                4,781


                                                                        BROKERS
                            VOTES FOR   VOTES AGAINST   ABSTENTIONS    NON-VOTES
                            ----------  -------------   -----------    ---------
Amendment of Stock Plan      3,675,344    3,733,850       10,461       54,245
Directors' Fee Option
   Grant Program             6,812,943      652,003        8,954            0
Ratification of Auditors     7,460,700        7,786        5,414            0

    ITEM 5.   OTHER INFORMATION.

         None

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

              Item      Description

              10.11 Equity Incentive Plan, as amended and restated and currently in effect.

              10.26 Amendment to Supply Agreement between Bristol-Myers Squibb Company and the Company, dated June 26, 1997.
                        (1)

              10.27 License Agreement between Bristol-Myers Squibb Company and the Company, dated June 26, 1997. (1)

              27        Financial Data Schedule.

              ____________

              (1)  Confidential treatment has been requested for this exhibit.


         (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                    CIMA LABS INC.


                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                    CIMA LABS INC.





Date:  August 7, 1997                 By:   /s/      John M. Siebert
-----------------------                --------------------------------
                                       John M. Siebert
                                       President and Chief Executive Officer



Date:  August 7, 1997                 By:   /s/      Keith P. Salenger
-----------------------                --------------------------------
                                       Keith P. Salenger
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX


NO. OF EXHIBIT     DESCRIPTION
--------------     -----------

10.11 Equity Incentive Plan, as amended and restated and currently in effect.

10.26 Amendment to Supply Agreement between Bristol-Myers Squibb Company and the Company, dated June 26, 1997. (1)

10.27 License Agreement between Bristol-Myers Squibb Company and the Company, dated June 26, 1997. (1)

27                 Financial Data Schedule.

____________

(1) Confidential treatment has been requested for this exhibit.