Form 10-Q
period 1997-09-30
CIMA LABS INC
filed 1997-11-14
CIK 833298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                        Commission File Number 0-24424

                                CIMA LABS INC.
            (Exact name of registrant as specified in its charter)


               Delaware                               41-1569769
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

                             Yes  X    No
                                 ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock $.01 par value                  9,591,394 Shares
   ----------------------------------     ----------------------------------
                (Class)                   (Outstanding at November 10, 1997)

                                CIMA LABS INC.

                               TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------
COVER PAGE                                                                  1

TABLE OF CONTENTS                                                           2

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

               Condensed Balance Sheets as of September 30, 1997
               and December 31, 1996                                        3

               Condensed Statements of Operations for the three-
               month and nine-month periods ended September 30, 1997
               and 1996 and the period from December 12, 1986
               (inception) to September 30, 1997                            4

               Condensed Statements of Cash Flows for the nine-month
               periods ended September 30, 1997 and 1996 and the period
               from December 12, 1986 (inception) to September 30, 1997     5

               Notes to Condensed Financial Statements                      6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                         7

PART II.       OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.                                          12

     ITEM 2.   CHANGES IN SECURITIES.                                      12

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                            12

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        12

     ITEM 5.   OTHER INFORMATION.                                          12

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                           13

SIGNATURE                                                                  14

EXHIBIT INDEX                                                              15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                CIMA LABS INC.
                         (A Development Stage Company)
                     Condensed Balance Sheets (Unaudited)


                                                                                  September 30,   December 31,
                                                                                 --------------  --------------
                                                                                      1997            1996
                                                                                                     (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $2,089,860     $2,666,032
  Short-term investments                                                             3,503,541      7,597,162
  Accounts receivable                                                                1,369,753        247,578
  Inventories--Note B                                                                  933,638        534,587
  Prepaid expenses                                                                     210,906         71,880
                                                                                  --------------  --------------
Total current assets                                                                 8,107,698     11,117,239

Property, plant and equipment                                                       13,966,652     13,377,085
Less accumulated depreciation                                                       (3,572,457)    (2,972,474)
                                                                                 --------------  --------------
                                                                                    10,394,195     10,404,611
Other assets:
  Lease deposits                                                                        40,651        290,650
  Patents and trademarks, net of amortization                                          236,669        252,404
                                                                                 --------------  --------------
                                                                                       277,320        543,054
                                                                                 --------------  --------------
                                                                                 --------------  --------------
Total assets                                                                       $18,779,213    $22,064,904
                                                                                 --------------  --------------
                                                                                 --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $349,792       $264,370
  Accrued expenses                                                                   1,390,037        529,402
  Advance royalties                                                                    250,000        250,000
                                                                                 --------------  --------------
Total current liabilities                                                            1,989,829      1,043,772

Commitments and contingencies

Stockholders' equity
  Convertible Preferred Stock, $.01 par value:
    Authorized shares--5,000,000;  issued and outstanding shares-- none
  Common Stock, $.01 par value:
    Authorized shares--20,000,000; issued and outstanding shares--
     9,591,318--September 30, 1997; 9,411,589--December 31, 1996                        95,913         94,116
  Additional paid-in capital                                                        57,176,371     56,586,958
  Deficit accumulated during the development stage                                 (40,482,900)   (35,659,942)
                                                                                 --------------  --------------
Total stockholders' equity                                                          16,789,384     21,021,132
                                                                                 --------------  --------------
Total liabilities and stockholders' equity                                         $18,779,213    $22,064,904
                                                                                 --------------  --------------
                                                                                 --------------  --------------

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

                                CIMA LABS INC.
                         (A Development Stage Company)
                  Condensed Statements of Income (Unaudited)

                                                                                                            Period from
                                                                                                            December 12,
                                                      Three Months Ended            Nine Months Ended           1986
                                                  --------------------------   --------------------------- (Inception) to
                                                         September 30,                September 30,        September 30,
                                                  --------------------------   ---------------------------  -------------
                                                      1997         1996            1997          1996          1997
                                                  --------------------------   ---------------------------  -------------
Revenues:
  Net sales                                         $825,117             $0     $1,657,689             $0    $15,408,573
  Research and development fees &                    800,884        504,425      1,258,996      1,171,560      6,605,586
  Licensing revenues
                                                  --------------------------   ---------------------------  -------------
                                                   1,626,001        504,425      2,916,685      1,171,560     22,014,159
Costs and expenses:
  Cost of goods sold                               1,323,096              0      2,891,202              0     20,722,617
  Research and product development                   594,773      1,228,632      2,579,434      3,903,428     23,102,282
  Selling, general and administrative                739,751        782,544      2,628,110      2,363,303     20,272,185
                                                  --------------------------   ---------------------------  -------------
                                                   2,657,620      2,011,176      8,098,746      6,266,731     64,097,084
Other income (expense):
  Interest income, net                                68,783        200,096        262,487        367,574      1,381,887
  Other income (expense)                               1,418         (1,876)       125,640         (4,700)       395,670
                                                  --------------------------   ---------------------------  -------------
                                                      70,201        198,220        388,127        362,874      1,777,557
Net loss and deficit accumulated
  during the development stage                     ($961,418)   ($1,308,531)   ($4,793,934)   ($4,732,297)  ($40,305,368)
                                                  --------------------------   ---------------------------  -------------
                                                  --------------------------   ---------------------------  -------------
Net loss per share:
    Primary                                           $(0.10)        $(0.14)        $(0.50)        $(0.55)       $(11.96)
    Fully diluted                                     $(0.10)        $(0.14)        $(0.50)        $(0.55)        $(8.82)

Weighted average shares outstanding:
    Primary                                        9,556,054      9,405,846      9,498,266      8,633,939      3,370,411
    Fully diluted                                  9,556,054      9,405,846      9,498,266      8,633,939      4,568,497


See notes to condensed financial statements.

                                CIMA LABS INC.
                         (A Development Stage Company)
                Condensed Statements of Cash Flows (Unaudited)

                                                                                                            Period from
                                                                                                            December 12,
                                                                                    Nine Months Ended           1986
                                                                                      September 30,        (Inception) to
                                                                               ---------------------------  September 30,
                                                                                   1997           1996          1997
                                                                               ---------------------------  --------------

OPERATING ACTIVITIES
Net loss                                                                       ($4,793,934)   ($4,732,297)  ($40,305,368)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  695,145        442,374      4,715,708
    Preferred stock issued for accrued interest                                          0              0        141,448
    Gain on sale of property, plant and equipment                                        0              0        (53,270)
Changes in operating assets and liabilities:
     Accounts receivable                                                        (1,122,175)      (226,761)    (1,369,753)
     Inventories                                                                  (399,051)       (25,173)      (933,638)
     Other current assets                                                         (139,026)       175,028       (210,906)
     Accounts payable                                                               85,422       (148,575)       349,788
     Accrued expenses                                                              860,635        293,809      1,390,037
     Advance royalties                                                                   0              0        250,000
                                                                               ---------------------------  --------------
Net cash used in operating activities                                           (4,812,984)    (4,221,595)   (36,025,954)
INVESTING ACTIVITIES
Purchase of and deposits on property, plant and equipment                         (588,969)      (404,268)   (15,050,305)
Purchase of short-term investments                                              (1,257,262)             0    (27,401,564)
Proceeds from sale of property, plant & equipment                                        0              0        471,883
Proceeds of maturities of short-term investments                                 5,350,885              0     23,898,025
Patents and trademarks                                                             (80,030)       (81,959)      (695,458)
                                                                               ---------------------------  --------------
Net cash used in investing activities                                            3,424,624       (486,227)   (18,777,419)
FINANCING ACTIVITIES
Proceeds from issuance of stock:
   Common Stock                                                                    562,188     13,083,130     31,394,363
   Preferred Stock                                                                       0              0     25,458,690
Lease financing of equipment                                                             0              0      2,441,650
Security deposits on leases                                                        250,000              0        (40,651)
Proceeds from issuance of notes payable and warrants                                     0              0      1,923,951
Payments on notes payable                                                                0              0     (1,823,700)
Payments on capital leases                                                               0              0     (2,441,650)
Organization costs                                                                       0              0        (19,420)
                                                                               ---------------------------  --------------
Net cash (used in) provided by financing activities                                812,188     13,083,130     56,893,233
                                                                               ---------------------------  --------------
Increase (decrease) in cash and cash equivalents                                  (576,172)     8,375,308      2,089,860
Cash and cash equivalents at beginning of period                                 2,666,032      3,558,743           -
                                                                               ---------------------------  --------------
Cash and cash equivalents at end of period                                      $2,089,860    $11,934,051     $2,089,860
                                                                               ---------------------------  --------------
                                                                               ---------------------------  --------------

Supplemental schedule of noncash investing and financing activities:
      Note payable exchanged for issuance of common stock                                                     $1,517,500
      Common stock issued for note receivable                                                                     50,000


See notes to condensed financial statements.

                                CIMA LABS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or fair market value.

                        September 30,       December 31,
                            1997                1996
                        -------------       ------------
Raw materials             $426,413            $534,587
Work in process            141,404                  --
Finished products          365,821                  --
                        -------------       ------------
                          $933,638            $534,587

NOTE C - INITIAL PUBLIC OFFERING

The Company completed its initial public offering ("IPO") of its Common Stock in August 1994. Outstanding shares of Series A, B, C, D and E Preferred Stock were automatically converted on a one-for-one basis to shares of Common Stock on the closing date of August 4, 1994.

NOTE D - NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended September 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

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

     CIMA's business strategy is to commercialize its OraSolv technology through collaborations with multinational pharmaceutical companies with emphasis on products which command a large market share and/or are in large market segments. Product differentiation and brand name identity are critical to the successful marketing of pharmaceutical products. The Company believes that OraSolv affords pharmaceutical companies a means to significantly differentiate their products in the competitive pharmaceutical marketplace. Because it is a patented technology, OraSolv affords more enduring product differentiation than the more traditional approaches of changing product flavor or packaging innovations, which can be easily replicated. The Company has entered into agreements with a number of pharmaceutical companies for development, manufacture and commercialization of OraSolv products.

     The Company is currently focusing on developing OraSolv products for selected prescription drug applications. The Company believes that such prescription OraSolv products should result in improved taste acceptance and ease of administration, and so enhance patient compliance with the recommended dosage regimen for such prescription pharmaceuticals. This quarter the Company signed its first two pharmaceutical product development agreements with two major multinational pharmaceutical companies. The Company has also initiated the development of new drug technologies. These technologies include a new oral solid delivery system, DuraSolv-TM-; a unique sustained-released delivery system, OraSolv-REGISTERED TRADEMARK- SR; and an improved efficacy delivery system. One of the Company's recently signed agreements will utilize the unique sustained-released technology. The goal of the Company is to focus on drug delivery technologies that improve efficacy.

     At September 30, 1997, the Company had accumulated losses of approximately $ 40,305,000. The Company recorded its first commercial sales using the Company's OraSolv technology in the three month period ending March 31, 1997. Prior to this the Company's revenues have been from sales using the Company's AutoLution (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. To date, such revenues have been derived primarily from manufacturing agreements with third parties for liquid effervescent, other products, and products using OraSolv technology, the latter generated in the last seven months. To a lesser extent revenue has been generated from research and development fees and licensing arrangements, primarily in the last five years. The Company is not currently manufacturing liquid effervescent products, and has not recognized any revenues from such products since 1995. The Company expects to continue generating revenue from manufacturing OraSolv products. In addition to revenues from manufacturing, research and development and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $25,963,000 from private sales of equity securities and $16,379,000 and $12,038,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. The total shares outstanding at September 30, 1997 were 9,591,318.

     The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv products to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv products. Although the Company believes these partners have and will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

     The Company expects that losses will continue through at least 1998, even though CIMA expects to continue generating sales revenue from manufacturing OraSolv products in 1997 and 1998. Research and development expenses will increase as CIMA investigates new drug delivery technologies, including the possibility of utilizing microencapsulation for the development of sustained released systems, as well as sublingual systems which could deliver faster absorption of drug ingredients. Personnel costs for research and development are expected to remain relatively stable as the majority of the necessary personnel for this function has already been hired. Personnel costs for administration may decrease slightly in an effort to reduce corporate overhead. As CIMA continues production, additional operations personnel may need to be added to meet corporate partners' orders. Manufacturing infrastructure costs should not need to increase materially as there is capacity to meet short-term production needs.

     In the fourth quarter of 1996, the Company signed a Supply Agreement with Bristol-Myers Squibb, a major pharmaceutical company. The Agreement covers full-scale production of an over-the-counter product in CIMA's OraSolv dosage form. CIMA began commercial production for this product during the first quarter of 1997. The product was officially launched in September 1997. In the second quarter of 1997, the Company expanded its relationship with Bristol-Myers Squibb and signed a global non-exclusive license agreement which covers multiple products. In the third quarter, the first two prescription product license and development agreements were signed. Each agreement is for a product which is currently marketed by the Company's partners, Schering-Plough and Zeneca.

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

RESULTS OF OPERATIONS

     THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

     The Company's results of operations for the three- and nine-month periods ended September 30, 1997 reflect an increased emphasis on the manufacturing of an OraSolv product for a commercial launch by Bristol-Myers Products in 1997. Net product sales increased to $825,000 and $1,658,000 in the three- and nine-month periods ended September 30, 1997 from zero in the first nine months in 1996. The majority of sales in 1997 relate to the first commercial sales of a product using the OraSolv technology, which began in March 1997. Research and development fees and licensing revenues were $801,000 and $1,259,000 for the three- and nine-month periods ended September 30, 1997, respectively, compared to $504,000 and $1,172,000, respectively, in the comparable periods of 1996. These fees and revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, product development fees, milestone payments, royalties and manufacturing fees. The 1997 revenues are for agreements that relate to Prescription ("Rx"), Rx to OTC switch, and OTC products. The 1996 revenues are only for agreements that relate to OTC, and Rx to OTC switch products. So long as the Company has relatively few agreements with corporate partners, research and development fees will tend to fluctuate on a quarter to quarter basis.

     Cost of goods sold increased to $1,323,000 and $2,891,000 in the three- and nine-month periods ended September 30, 1997, respectively, from zero in the first nine months of 1996. Costs in cost of goods sold include the manufacturing infrastructure costs necessary to meet future anticipated sales levels. These costs caused the cost of goods sold to exceed the net sales price for the products in the first nine months of 1997. The Company anticipates this situation will not improve until production significantly increases, and it approaches full manufacturing capacity. In 1996, these costs were classified as product development expenses. Research and development expenses decreased to $595,000 and $2,579,000 in the three- and nine-month periods ended September 30, 1997, respectively, from $1,229,000 and $3,903,000 in the three- and nine-month periods ended September 30, 1996, respectively. After accounting for the reclassification of manufacturing infrastructure costs, as noted above, research and development expenses actually increased on a like-to-like comparison by approximately $76,000, and $446,000 for the three- and nine-month periods ended September 30, 1997, over the corresponding prior year periods, respectively. The increase, which was mostly in the first three-months of 1997, was due to expenses related to the hiring of the new Vice President of Research and Development, additional efforts on the development of future technologies, and product development expenses related to the transition to commercial production. Selling, general and administrative expenses decreased to $740,000 from $783,000 in the three-month period ended September 30, 1997 and 1996, respectively. The decrease was related to the reduction of outside consulting services. Selling, general and administrative expenses, however, increased to $2,628,000 for the nine-month period ended September 30, 1997 from $2,363,000 for the same period in 1996. This increase is primarily due to spending on consumer studies to support OraSolv marketing claims. Net interest income decreased to $69,000, and $262,000, respectively, in the three- and nine-month periods ended September 30, 1997 from $200,000 and $368,000, respectively, for the same periods in 1996. This decrease is due to the reduced cash position of the Company. Other income (expense) increased to $1,000 and $126,000, respectively, in the three- and nine-month periods ended September 30, 1997 from ($2,000) and ($5,000) respectively, for the same periods in 1996. The major component for the increase is a $120,000 state sales and use tax refund for previously purchased fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through September 30, 1997, CIMA had received net offering proceeds from such private and public sales of approximately $57,176,000 and had net sales from manufacturing agreements of approximately $15,409,000. Cash, cash equivalents and short-term investments were approximately $5,593,000 at September 30, 1997, a decrease of $4,670,000 from $10,263,000 at December 31, 1996. However, the net cash position only has decreased by approximately $900,000 in the third quarter ending September 30, 1997 to $5,593,000 from $6,492,000 at the end of the second quarter ending June 30, 1997.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs and receipt of revenues from the collaborative agreements, sales of the Company's products and the need to expand production capacity. The Company believes that its currently available funds, including any license fees product development fees, and sales revenue anticipated to be received in the future, will meet its needs through 1998. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through research and development relationships with suitable potential corporate partners and/or through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through September 1997. At December 31, 1996, the net operating losses available to offset taxable income were approximately $35,247,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

     The Company has recently initiated commercial production of its first product in CIMA's OraSolv dosage form, and must be evaluated in light of the uncertainties and complications present for any company that has just recently began to derive product revenues and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through September 30, 1997 of $40,305,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded Company's revenues, which until recently have been derived primarily from the manufacturing of AutoLution-REGISETRED TRADEMARK- (a liquid effervescent) and other non-OraSolv products for which the Company no longer manufactures. In more recent years, the Company has also received revenue from its commercial partners for product development and licensing of OraSolv, and to a lesser extent, OraSolv for which commercial production commenced in the first quarter of 1997 for Bristol-Myers Products. The Company expects to continue to incur losses at least through 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system and newly developed technologies as alternatives to conventional oral dosage forms. The Company expects that OraSolv products will be priced slightly higher than conventional swallow tablets. Although the Company believes that initial consumer research has been encouraging, there can be no assurance that market acceptance for the Company's OraSolv products will ever develop or be sustained.

     The Company began manufacturing OraSolv products in commercial quantities in February 1997. Commercial sales have been made and revenue has been recognized from sales of OraSolv products. To achieve future desired levels of production, the Company will be required to increase its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners. Furthermore, the Company has only one manufacturing facility capable of manufacturing OraSolv products. If this facility becomes damaged or becomes incapable of manufacturing products due to natural disaster, governmental regulatory issues or otherwise, the Company would have no other means of producing OraSolv products.

     The Company intends to increase its research and development expenditures to enhance its current technologies, and to pursue internal proprietary drug delivery technologies that are being developed. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons. Such reasons include the possibilities of not finding a partner to market the product, the product being difficult to manufacture on a large scale or of being uneconomical to market.

     The Company has conducted an initial review regarding the effect the upcoming year 2000 will have on its computer applications. The Company has determined that there will be little to no impact for the Company, and minimal financial and human resources will be utilized to address this issue.
 The Company computer support is provided by a server supported, PC-based, LAN system. Software vendors for the software used by the Company are aware of the issue and the Company has been informed that they have taken necessary steps to address the date-field issue. However, the conversion is an uncertainty and there can be no assurance that unforeseen problems will not arise in connection with this issue.

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

                                CIMA LABS INC.


PART II.       OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

               On October 29, 1997, the Company instituted an opposition proceeding in the European Patent Office seeking cancellation of a patent owned by Laboratoires Prographarm of Chateauneuf, France ("Prographarm"). The Company has alleged in the opposition proceeding that publications exist which are prior art against the European patent, including an international patent application owned by the Company which was published prior to the priority date of the European patent.

               On February 27, 1997, the United States Patent and Trademark Office ("USPTO") suspended prosecution of a U.S. patent application owned by the Company to consider the Company's request that an interference proceeding be declared between a pending U.S. patent application owned by the Company and a U.S. patent owned by Prographarm. The Company is seeking a determination by the USPTO that either (i) the Company's personnel are the prior inventors of the invention encompassed by the Prographarm U.S. patent and accordingly that the Company is entitled to claims directed to the same invention in a new patent to be owned by the Company, or (ii) in the alternative, a determination that the claims are unpatentable to the Company or Prographarm. Either holding would result in cancellation of the Prographarm U.S. patent. The Company's factual allegations are the same as in the European opposition, and further include the Company's pending U.S. patent application itself and the priority date of such pending application.

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

               None

     ITEM 5.   OTHER INFORMATION.

               None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

               Item         Description
               ----         -----------

               10.28 Development and Option Agreement between Schering Corporation and the Company, dated August 11, 1997.(1)

               10.29 Development and License Option Agreement between IPR PHARMACEUTICALS, INC. and the Company, dated September 10, 1997.(1)

               10.30 Employment Agreement, dated October 29, 1997, between the Company and John M. Siebert, Ph.D.

               27           Financial Data Schedule.
               ___________

               (1)   Confidential treatment has been requested for this exhibit.

                                CIMA LABS INC.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                CIMA LABS INC.



Date:  November 14, 1997               By: /s/ John M. Siebert
     ---------------------                --------------------------------------
                                           John M. Siebert
                                           President and Chief Executive Officer


Date:  November 14, 1997               By: /s/ Keith P. Salenger
     ---------------------                --------------------------------------
                                           Keith P. Salenger
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)

                                 EXHIBIT INDEX


NO. OF EXHIBIT      DESCRIPTION
--------------      -----------

10.28 Development and Option Agreement between Schering Corporation and the Company, dated August 11, 1997.(1)

10.29 Development and License Option Agreement between IPR PHARMACEUTICALS,INC. and the Company, dated
                    September 10, 1997.(1)

10.30 Employment Agreement, dated October 29, 1997, between the Company and John M. Siebert, Ph.D.

27                  Financial Data Schedule.

____________

(1)  Confidential treatment has been requested for this exhibit.