Form 10-K
period 1997-12-31
CIMA LABS INC
filed 1998-03-26
CIK 833298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 13, 1998, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on March 13, 1998, was $17,951,433.*

The number of shares of Common Stock outstanding as of March 13, 1998 was 9,610,394.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Report.
______________________
  * Excludes approximately 4,481,413 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at February 28, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                    PART I.

     Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "CIMA" in this Annual Report on Form 10-K relate to CIMA LABS INC., a Delaware corporation.

     The following trademarks of the Company are used in this Annual Report on Form 10-K: "CIMA-Registered Trademark-," "CIMA LABS INC.-Registered Trademark-," "OraSolv-Registered Trademark-," "OraSolv-Registered
Trademark-SR", DuraSolv-TM-, PakSolv-TM- and "AutoLution-Registered
Trademark-."

ITEM 1.    BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE SUCCESS OF THE COMPANY IN MANUFACTURING THE COMPANY'S TECHNOLOGY, THE AVAILABILITY OF ADEQUATE FUNDS FOR THE COMPANY'S OPERATIONS, THE SUCCESS OF THE COMPANY IN COMMERCIALIZING ITS NEW DRUG DELIVERY PROGRAMS, AND THE COMPANY'S RELIANCE ON ITS KEY PERSONNEL AND PARTNERS, WHICH ARE DISCUSSED IN THIS SECTION, AND IN GREATER DETAIL UNDER THE CAPTION "BUSINESS RISKS," AND "IN ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

     CIMA is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv-Registered Trademark- technology for marketing by multinational pharmaceutical companies. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it dissolves quickly in the mouth and does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's ease of use and effective taste-masking may foster greater patient compliance with recommended dosage regimens, both for over-the-counter ("OTC") and prescription products, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

     CIMA's business focus has evolved over the last several years. From inception until 1992, the Company focused on the development of liquid effervescent products and technologies. In 1993, the U.S. patent covering OraSolv was issued and the Company, perceiving a greater commercial opportunity, shifted its focus to the development of OraSolv products. Since the issuance of the OraSolv patent in 1993, the Company completed construction on its current manufacturing facility and produced numerous full-scale trial and validation batches, entered into various license and development agreements with pharmaceutical companies, and launched the first commercial product using the OraSolv dosage form in the first-half of 1997. These product sales in the OraSolv dosage form have resulted in significant revenues for the Company in 1997.

     The Company's business strategy is to commercialize its OraSolv technology through collaborations with multi-national pharmaceutical companies with emphasis on products which command a large market share and/or are in large market segments. The Company's current focus is primarily on the development and manufacture of OraSolv products for the prescription market. Product differentiation and brand name identity are becoming more critical than ever to the successful marketing of pharmaceutical products. Increasingly pharmaceutical companies are emphasizing the development of strong prescription franchises through branding and direct-to-consumer promotional efforts. The Company believes that OraSolv affords pharmaceutical companies a means to significantly differentiate their products in the competitive marketplace. Because it is a patented technology, OraSolv allows extended market life to products that may go off-patent and become subject to generic competition. OraSolv also affords more enduring product differentiation than the more traditional approaches of changing product flavor or packaging innovations, which can be easily replicated. The Company believes that this has allowed it to enter into agreements with a number of pharmaceutical companies for development, manufacture and commercialization of Rx and OTC products.

     The Company has also initiated the development of new drug technologies. These technologies include new oral solid delivery systems, unique sustained-released delivery systems and improved efficacy delivery systems. The goal is to focus on technologies that improve efficacy.

     Major events that affected the Company in 1997 included:

- Bristol-Myers Squibb, one of our commercial partners, launched the first commercial product using CIMA's OraSolv dosage form. The product, Tempra-Registered Trademark-, was first launched in the United States and then in Canada.

- The Company established manufacturing credibility by producing approximately 100 million tablets in 1997 under GMP conditions.

- The Company entered into a prescription agreement with Schering-Plough to use our new OraSolv-Registered Trademark-SR technology in an undisclosed prescription product.

- The Company entered into a prescription agreement with Zeneca to develop and manufacture a quick-dissolving line extension for Zomig-Registered Trademark-, one of their major new prescription drugs used to treat migraines.

- The Company entered into a global non-exclusive license agreement with Bristol-Myers Squibb for several potential OTC products which would provide royalties to the Company.

- The Company announced the mutual intention to terminate the collaboration with Glaxo Wellcome to produce an OraSolv version of Zantac for both the OTC and prescription markets.

- The Company entered into an exclusive development and license option agreement with Novartis Consumer Health for an undisclosed over-the-counter product in CIMA's OraSolv dosage form.

-    The Company initiated in-house taste-masking and drug coating activities.

CIMA is a Delaware corporation incorporated in 1986.

BACKGROUND

     DRUG DELIVERY TECHNOLOGY

     Patient medications are available in a variety of delivery forms, including solid dosage forms, liquids, effervescents, transdermal delivery methods, inhalation devices and products, and intramuscular and intravenous injections. Enteral medication delivery includes those medications delivered through the stomach, including tablets, liquids and effervescents. Enteral medications are most frequently patient-administered, because of their non-invasive delivery method. Parental medications are those delivered by injection. Parenteral medications are most often administered by a healthcare provider.

     The Company believes the convenience of patient administration has made enteral medications in general, and tablets in particular, popular with patients, providers and payors. Industry sources estimate that patients most frequently receive medications in an oral tablet form. However, children and the elderly, as well as those with certain physiological or medical conditions, frequently experience difficulty in swallowing tablets. These patients often receive medications in liquid or effervescent form, or through parenteral methods as an alternative to tablets. The Company believes that tablets are a more convenient, accurate and effective medication form than are liquids or effervescents (which may spill in the process of administering the medication, especially to children) and are easier for patients to self-administer than parenteral therapeutics.

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

     Another change affecting the healthcare industry has been the number and size of business combinations, strategic alliances, and mergers in both the pharmaceutical and the managed care industries. In the pharmaceutical industry these changes are driving the major pharmaceutical companies to focus more and more on major new chemical entities (NCE's) which might be block-buster drugs. The significant revenue and profit from these drugs present the major growth area for these companies. Drug delivery product development is increasingly being given to specialty drug delivery companies to provide unique development products that contribute important sales revenue and profit, but not at the level of block-buster drugs. The new managed care business environment provides even greater focus on patient benefits which, in most cases, are derived from a combination of blockbuster drugs and drug delivery development.

     There is proposed U.S. federal legislation which would grant pharmaceutical manufacturers who conduct pediatric research an additional six months of market exclusivity. This serves to highlight the growing regulatory pressure to encourage the development of drugs formulated specifically for children. The Company sees this as a potential benefit as pharmaceutical companies explore various drug delivery systems.

MARKET OPPORTUNITY

     The Company believes that its OraSolv drug delivery system will provide benefits to patients as well as healthcare industry providers and payors. These benefits, in turn, should provide marketing advantages to CIMA's pharmaceutical partners. The benefit to patients is convenience, which the Company believes will result in improved compliance with dosing regimens. The benefits to providers and payors are lower costs resulting from such improved compliance with dosing regimens. The benefits to pharmaceutical partners are the capabilities to leverage their drug delivery development programs by going to specialty drug delivery companies, like CIMA, for brand differentiation and the ability to retain brand integrity.

     ADVANTAGES FOR PATIENTS, PROVIDERS AND PAYORS

     The Company believes a broad group of patients could benefit from the OraSolv rapid dissolve technologies because it enables immediate medication at symptom emergence and facilitates conformance to dosing regimens. Patient non-compliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and payors may reduce unnecessary expenditures and improve therapeutic outcomes. Reduction of expenditures is an increasingly important issue to providers as capitated payment plans become more prevalent in the healthcare industry.

     In addition to the general market applications, the Company believes the OraSolv technologies provides benefits to certain patient groups which experience significant difficulty in swallowing tablets. Such patient groups include children, the elderly and patients with certain anatomical or physiological deformities, certain disease indications or medication-associated dysphagia. The Company has completed quantitative consumer testing with children and qualitative testing with physicians, nurses and managed care administrators for the elderly which indicate the potential for these demographic groups to better comply with dosing regimens and thus to benefit from the OraSolv technology.

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

     Pharmaceutical companies are addressing these issues in several ways. They are attempting to develop new product forms which will demonstrate a medical and economic benefit to the patient. For the most part, they use specialty drug delivery companies to do that. They are also trying to develop products which will help to improve patient compliance, which should result in a patient's more rapid return to health. Finally, they are attempting to use approaches which can be patented or provide a technological differentiation in order to reduce the threat of competition. The Company believes that the OraSolv technologies provides a means for its pharmaceutical partners to meet each of these challenges.

TECHNOLOGY

     ORASOLV

     The Company's OraSolv technology is an oral dosage form which combines taste-masked drug ingredients with a quick dissolving effervescent excipient system. Taste-masking is achieved through a process of microencapsulation, which coats or entraps the active compound in an immediate release matrix. The effervescent excipient system aids in rapid dissolution of the tablet, permitting swallowing of the pharmaceutical ingredients before they come in contact with the taste buds. The OraSolv tablet dissolves quickly without chewing or water and allows for effective taste-masking of a wide variety of active drug ingredients, both prescription and OTC.

       Microencapsulation

       The microencapsulation of the drug ingredients used in OraSolv products is accomplished using a variety of coating techniques, including spray coating, spray drying, spray congealing, melt dispersion, phase separation or solvent evaporation methods. The Company typically contracts for the supply of microencapsulated drug ingredients with a number of different suppliers. These coating techniques have generally been developed by the Company's scientists in collaboration with its suppliers and are protected by patents or proprietary know how. Coating materials are designed to prevent the active drug ingredient in the OraSolv tablet from coming in contact with the taste buds, but provide for immediate release or sustained release of the active ingredients in the stomach. In 1997, the Company established its own, in-house taste-masking capabilities. The Company is using these capabilities to develop its own new products and support development of its partner's development programs.

       Quick Dissolve

          The microencapsulated drug is combined with fast dissolving tablet materials, which can include a variety of flavoring, coloring and sweetening agents all materials Generally Recognized As Safe materials (GRAS) and commonly used tablet excipients, such as binding agents and lubricants. In addition, an effervescent system composed of a dry acid and a dry base is added to the tablet excipient to facilitate a mild effervescent reaction when the tablet contacts saliva. This effervescent reaction accelerates the disintegration of the tablet through the release of the carbon dioxide. As the OraSolv tablet dissolves, it releases the microparticles of drug into the saliva, forming a micro-suspension of the drug in the saliva. This microencapsulated drug suspension enters the stomach through the normal swallowing process.

     NEW TECHNOLOGIES

     DuraSolv-TM-, an oral dosage system designed to improve manufacturing efficiency. Currently, a significant component of OraSolv's manufacturing cost is a consequence of the sophisticated packaging systems necessary to protect the softer, more friable OraSolv tablets. DuraSolv is a higher compaction solid oral dosage system formulated to achieve all the benefits of a quick dissolve dosage system, such as OraSolv, but capable of being packaged in traditional packaging systems such as foil pouches or bottles at much higher production rates and lower packaging costs. The key advantages of a harder tablet are a more robust tablet leading to lower manufacturing costs, and simpler, faster and more cost effective packaging.

     The Company has successfully developed prototypes in this dosage system, filed a patent application, and conducted stability tests. Consumer testing has demonstrated high acceptability of this technology, comparable to that of OraSolv. To date, the Company has no agreements with corporate partners related to this technology.

     OraSolv-Registered Trademark-SR is a sustained or controlled release, quick dissolve system designed to improve convenience and compliance. This system incorporates time release beads, providing the traditional benefits of a sustained or controlled release of active ingredients with quick dissolve's improved convenience. The two key advantages are: 1) use of the sustained release systems of our partners which has already been approved by the FDA; and
2) unique formulations that allow easy swallowing of the sustained release active. The Company's agreement with Schering-Plough utilizes this new technology.

     An improved efficacy system utilizing effervescent tablets, granules and films. CIMA is developing effervescent systems to target buccal and sublingual systemic and site specific drug delivery. Systemic delivery of active drug ingredients through the oral mucosal membrane has the advantage of improving bioavailability, advancing the onset of therapeutic action and avoiding first pass metabolism effects. There is physiological and pharmacokinetic evidence that effervescent agents can enhance the absorption rate of active ingredients across mucosal membranes.

PATENTS AND PROPRIETARY RIGHTS

     The Company actively seeks, when appropriate, protection for its products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products.

     CIMA holds six issued U.S. patents and several foreign patents covering its technologies. The core patent relating to the OraSolv technology relates to the taste masking, microencapsulation and quick dissolving excipient technology incorporated in products utilizing the OraSolv technology. A corresponding European patent has been issued. The OraSolv U.S. patent was issued in 1993 and expires in 2010. Two of the issued U.S. patents relate to the production of compressed effervescent and non-effervescent tablets using a particular lubricant developed by the Company.

     In 1994, the Company entered into a licensing agreement with SmithKline Beecham, under which CIMA acquired a non-exclusive, worldwide license to make, have made, use and sell products covered by a particular U.S. patent issued to SmithKline Beecham which may cover certain OraSolv products. In consideration, CIMA is obligated to pay SmithKline Beecham a royalty of 2% of amounts received by the Company in respect of OraSolv products. The license extends for the life of SmithKline Beecham's patent, which expires in 2010.

     Issued U.S. patents held by CIMA and their dates of expiration are set out in the table below. As with any patent, the actual scope of coverage afforded by each of CIMA's patents is governed by the language of the patent claims themselves. The descriptions set forth in the table below are intended solely for ease of identifying patents relevant to various technologies. They are not intended as a representation regarding the scope of patents.

 PATENT           TECHNOLOGY COVERED                                     DATE ISSUED    DATE EXPIRES
-----------------------------------------------------------------------------------------------------
5,178,878     Certain OraSolv technology.                                    1993           2010
-----------------------------------------------------------------------------------------------------
5,219,574     The production of compressed effervescent and non-        1993 and 1995  2010 and 2012
5,401,513     effervescent tablets using a particular lubricant
              developed by the Company (two patents).
-----------------------------------------------------------------------------------------------------
5,223,264     Effervescent pediatric vitamin and mineral supplement.          1993          2010
-----------------------------------------------------------------------------------------------------
5,503,846     The formulation of a  base coated, acid effervescent            1996           2013
              mixture manufactured by controlled acid base reaction.
              The obtained mixture can be used in the formulation of
              acid sensitive compounds with OraSolv technology or
              other effervescent based products.
-----------------------------------------------------------------------------------------------------
5,607,697     Taste masking of microparticles for oral dosage forms.          1997           2015
-----------------------------------------------------------------------------------------------------

     As a consequence of the Company's patent position, an off-patent or near off-patent drug active can be combined with the Company's technology in a new, competitively differentiated and patent-protected dosage form.

     The Company holds two patents in Australia, which issued in 1990, and one Euro Patent, which issued in 1997. The Company also has a total of 11 U.S. and foreign patent applications, including two European Patent Office filings.

     The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, its new technology and to preserve its trade secrets. No assurance can be given, however, that the Company's patent applications will be approved or that any issued patents will provide competitive advantages for its products or will not be challenged or circumvented by competitors.

     The Company's ability to commercialize its products will depend on not infringing the patents of others, and protecting the Company's own proprietary technology, which may involve litigation. Whether or not the outcome of any litigation concerning patents and proprietary technologies is favorable to the Company, the cost of such litigation and the diversion of the Company's resources during such litigation could have a material adverse effect on the Company. See "Item 3. Legal Proceedings."

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

STRATEGY

     The Company's goal is to have its proprietary drug delivery technology incorporated into as many pharmaceutical products as possible with an emphasis on pharmaceutical products which command a large market segment.

     Initially the Company focused its efforts on OTC marketed products which benefit from quicker time to regulatory approval and marketing which has served to establish CIMA and its technology in the market and provide near term revenue. The Company's longer term strategy is to build on this base and expand into the prescription market. The prescription market offers significantly more attractive royalty rates and higher manufacturing margins. CIMA's priority is to focus on developing OraSolv formulations of prescription branded pharmaceuticals as well as generics and, in particular, those products which have application to pediatric and geriatric markets.

     Product therapeutic classes to which the Company believes its OraSolv technology potentially can be applied are highlighted in the table below, together with the target patient population.

                      Prescription Markets
            Potential Areas of OraSolv Application
            --------------------------------------

 Therapeutic Area                              Patient Population
 ----------------                              ------------------
 Antibiotics                                   Pediatric
 Anti-asthmatics                               Pediatric
 Anti-epileptics                               Pediatric
 Cough/Cold/Allergy                            All
 Cardiovascular                                Adult/Geriatric
 Anti-migraine                                 Adult/Geriatric
 Anti-emetics                                  All
 Anti-depressants                              Pediatric/Geriatric
 Anti-psychotics                               Pediatric/Geriatric
 Anti-anxiety                                  Pediatric/Geriatric
 Cancer                                        Geriatric
 AIDS                                          Adult/Pediatric
 Parkinson's/Alzheimer's                       Geriatric

The Company's primary strategies are to:

- COLLABORATE WITH CORPORATE PARTNERS FOR MARKETING OF PRODUCTS. The Company has entered into and intends to continue to enter into agreements with pharmaceutical and other healthcare companies for the development and marketing of products that incorporate the OraSolv technologies. The Company will refine the OraSolv formulation of a particular oral therapeutic and manufacture it for its partners. These partners will market and sell the OraSolv versions of the therapeutic. The Company believes this strategy will reduce the time required to market products, extend patent life for certain actives and take advantage of the industry knowledge and presence of its partners.

- DEVELOP PROPRIETARY TECHNOLOGIES. The Company continues to develop proprietary technology and obtain patents thereon. To date, the Company has six U.S. and two Australian patents, one Europatent and eleven patent applications. The Company believes that patented products and technologies provide attractive marketing features for use by its corporate partners. In 1996, the Company initiated the development of three new technologies: DuraSolv-TM-, OraSolv-Registered Trademark-SR and improved efficacy systems. Consumer use testing has already been completed on DuraSolv demonstrating its feasibility and acceptance by patients. OraSolv SR has also passed the feasibility stage and is the technology being utilized in the Schering-Plough partnership.

- RETAIN MANUFACTURING RIGHTS. The Company intends to continue to develop OraSolv formulations of oral therapeutics for its partners, to manufacture commercial quantities of these products in its facility in Eden Prairie, and to rely on its partners to market and sell the OraSolv formulations. The Company believes this strategy enables it to better and more effectively manage increasing manufacturing volumes, control quality of the products it manufactures and manufacture in small or varying batch sizes, each of which provide it with a competitive business advantage.

- RETAIN OWNERSHIP OF PRODUCTS DEVELOPED IN COLLABORATIONS. The Company has retained and intends to continue to retain ownership of its OraSolv technologies developed for its partners. The Company believes this practice, in the case of generic and OTC monographed products, will provide it with the flexibility of entering into collaborations with other potential partners should the initial partner decide not to pursue the commercialization of a particular OraSolv product.

AGREEMENTS WITH CORPORATE PARTNERS

     The Company's business development efforts are focused on entering into development, licensing and manufacturing agreements with pharmaceutical and other healthcare companies. Under these agreements, the corporate partner will be responsible for marketing and distributing the developed products either worldwide, or in specified markets or territories. The collaborative arrangements typically begin with a research and development phase which, if successful, may be followed by a development and license option agreement for development of product prototypes and then license and manufacturing agreements for commercialization of such products. Alternatively, the Company may develop product prototypes internally and enter directly into a development, manufacturing or license agreement for commercialization of those products.

     The Company's future ability to generate revenue is dependent upon the Company's ability to enter into collaborative arrangements with pharmaceutical and other corporate partners to develop products that meet the requirements of its corporate partners, and upon the marketing efforts of these corporate partners. The Company believes these partners will have an economic motivation to market the Company's products; however, the amount and timing of resources to be devoted to marketing are not within the control of the Company. Certain of the Company's OTC products are seasonal in nature and the Company's revenues could vary materially from one financial period to another depending on which of such products, if any, are then being marketed. In an attempt to alleviate such risk, the Company is focused on developing for its partners a mix of OTC and prescription products. There can be no assurance that the Company will be able to enter into additional collaborative arrangements in the future or that any current or future collaborative arrangements will result in successful product commercialization. To the extent that agreements with corporate partners cover products to be sold internationally, such sales could be adversely affected by governmental, political and economic conditions in other countries, including tariff regulations, taxes, import quotas and other factors.

     The table below sets forth the partners, market segments and CIMA technology for the Company's major collaborative arrangements.

                         PHARMACEUTICAL COLLABORATIONS

    Partner                      Market Segment            Technology
    -------                      --------------            ----------
Bristol-Myers Squibb           Pediatric Analgesics         OraSolv-Registered Trademark-
Bristol-Myers Squibb           Multiple Products            OraSolv-Registered Trademark-
Novartis                       UNDISCLOSED(1)               OraSolv-Registered Trademark-
SmithKline Beecham plc         UNDISCLOSED(1)               OraSolv-Registered Trademark-
Schering-Plough                UNDISCLOSED(1)               OraSolv-Registered Trademark-SR
Zeneca                         Anti-migraine                OraSolv-Registered Trademark-

-----------------------
(1) Further information is confidential as disclosure of the product category may force the collaborative partner to alter its marketing plans, which could have a material effect on the eventual marketing of the product.

     BRISTOL-MYERS SQUIBB

     The Company started manufacturing commercial quantities in 1997 of an OraSolv dosage form of Tempra-Registered Trademark-, Bristol-Myers Squibb's pediatric analgesic. Tempra Quicklets-TM-, launched in the United States, competes directly against children's Tylenol-Registered Trademark- and contains the drug active common to these products: acetaminophen. The product was also introduced in Canada as Tempra-Registered Trademark-FirstTabs-TM- by Mead Johnson, a subsidiary of Bristol-Myers Squibb. The Company has received milestone payments for the development of this product, manufacturing fees, and royalty payments on end market sales.

     In addition, the Company announced in 1997 the signing of a global non-exclusive license agreement with Bristol-Myers Squibb, which covers multiple products to be developed by Bristol-Myers Squibb applying or utilizing the OraSolv technology to be sold in various territories. This agreement makes provision for advanced royalty payments, minimum royalty payments over a four-year period and royalties at market rates on total end market sales.

     NOVARTIS CONSUMER HEALTH

     In December 1997, the Company announced that Novartis entered into a Development and License Option Agreement which covers the application of OraSolv to Novartis' product line. Similar to the above agreements, the Company will receive option and development fees in exchange for the license option and development work.

     SMITHKLINE BEECHAM

     In April 1996, the Company entered into a License Agreement with SmithKline Beecham to develop and commercialize an OraSolv dosage form of one of SmithKline Beecham's major OTC products. Under this agreement, CIMA received a license fee and has and will receive milestone payments and royalties on end market sales in countries where the Company holds patents on its OraSolv technology and half the base royalty rate on end market sales in other countries. This product was covered by the original license and development option agreement, which was between CIMA and Sterling Winthrop, Inc., which has now expired. The Company is currently negotiating a supply agreement to manufacture the product covered by the license agreement. If the Company is successful in negotiations, it is anticipated that the Company could start manufacturing this product as early as 1998.

     SCHERING-PLOUGH

     The Company entered into a Development and Option Agreement with Schering-Plough in August 1997. The Agreement calls for the development of an OraSolv SR version of an undisclosed, currently marketed prescription product. In exchange for the development work and license option, the Company will receive an option fee and development fees.

     ZENECA

     In September 1997, the Company entered into a Development and License Option Agreement with Zeneca to develop an OraSolv version of Zeneca's anti-migraine drug, Zomig-Registered Trademark-. The Agreement entitles the company to development and option fees.

     GLAXO WELLCOME PLC

     The Company entered into a development and license agreement with Glaxo Wellcome for the development of an OraSolv formulation of Zantac, Glaxo Wellcome's OTC switch product for heartburn. In 1997, the Company and Glaxo Wellcome announced their intention to end this collaboration. This will allow CIMA to focus its resources on prescription collaborations and strategic OTC opportunities which the Company believes are of greater economic values.

RESEARCH AND DEVELOPMENT

     The Research and Development ("R&D") department at CIMA is focused on the development of oral dosage forms based on CIMA proprietary technologies and new proprietary oral dosage forms focused on improving both compliance and efficacy. The R&D department includes scientists recruited from the R&D groups of major U.S. pharmaceutical companies. Currently R&D personnel and support systems and facilities are organized in a way to effectively develop formulations from bench scale through full scale/commercial size under GMP conditions. Such development is carried out at the R&D facilities in Brooklyn Park, Minnesota and in the full scale manufacturing facility in Eden Prairie, Minnesota. The Company believes that its R&D facilities are in compliance with cGMP. In both facilities, small cGMP batches are manufactured, packaged and released to support initial studies in humans, including both consumer studies for OTC products and clinical studies for prescription products.

     These efforts are conducted to support the Company's strategic and business goals. The Company's R&D department is devoted to the development of drug delivery technologies and dosage forms for pharmaceutical applications. The key goals for the R&D team are: develop innovative drug delivery systems that fulfill the pharmaceutical partners' needs and meet the strategy of the Company; develop, expand and support systems required to fulfill cGMP production at commercial levels necessary to meet the requirements of major pharmaceutical companies; recruit and train high quality technical and scientific personnel; and support the Company's intellectual property process.

     In 1997, the Company submitted a provisional patent filing on DuraSolv, a more robust rapidly dissolving tablet technology that can be packaged using traditional pharmaceutical packaging equipment. Accelerated stability data has been collected on product packaged in bottles and foil packets for several prototype formulations. These efforts have not only resulted in a new potential technology but significant enhancements which were incorporated in the base OraSolv technology as a result of these efforts.

     Another accomplishment in 1997 was the signing of CIMA's first agreement to develop an OraSolv SR product. The current agreement calls for the use of a partner's existing sustained release particles in a rapidly dissolving dosage form. The next step in the development of this technology will be the internal development of sustained or controlled release coated actives for inclusion into OraSolv SR. The first internally developed OraSolv SR product is expected to be on stability by the end of 1998.

     Due to a significant increase in partner related development activity during the second half of 1997, the timeline for submission of an IND for an enhanced efficacy dosage form was delayed. Prototype formulations have been developed and placed on stability. The first dosing of human subjects is expected during the third quarter of 1998. Additional resources have been hired to focus exclusively on the research and development of new drug delivery systems.

     At the early stage of development, the feasibility of these technologies appears promising. However, there are numerous risks and uncertainties inherent in any R&D program. Factors that could cause these programs not to reach the commercialization stage include, but are not limited to, the possibilities that the research will not be able to be patented or the patent enforced, the inability to scale-up and manufacture these new technologies in a cost-effective manner, the ability to find a partner to market the product, and the eventual market acceptance of this new technology.

     For the years ended December 31, 1997, 1996 and 1995, CIMA's total expenditures for R&D were $3,364,000, $5,403,000 and $6,505,000, respectively, of which amounts R&D fees from the Company's collaborative partners were $1,557,000, $1,197,000 and $497,000, respectively.

MANUFACTURING

      A key component of the Company's strategy is to be the primary manufacturer of OraSolv and its other future drug delivery products. Advantages of this strategy include the ability to:

     -     retain control of its technology;
     -     increase production quickly;
     - refine the production process as necessary to bring OraSolv and other future products to market rapidly and successfully; and
     -     generate a revenue stream from manufacturing.

     The Company's OraSolv production facility, which also houses the Company's headquarters is located in Eden Prairie, Minnesota. The Company began occupying and making leasehold improvements to the new facility in late June 1994 and the facility was completed in December 1994. The Company has operated one production line at this facility which is capable of producing 200 to 300 million tablets a year. The facility is designed to be expandable to six production lines and efforts are underway to design and select a second production line as warranted. The Company expects six production lines to be more than sufficient capacity to meet the Company's long-term manufacturing needs. The production equipment consists of state-of-the-art material transfer and blending systems and integrated high speed tableting and packaging operations. The configuration of the facility, the production flow layout and the equipment has been designed by the Company's personnel and consultants. Most of the equipment consists of high quality components commonly used in pharmaceutical manufacturing, selected for ease of operation, cleaning, changeover and cost effectiveness. The production line is capable of packaging a variety of package designs with rapid conversion between sizes. Modern technology is also utilized for 24 hour environmental control and monitoring of air quality, temperature, humidity and pressure differentials in all production areas.

     Although the OraSolv process uses many standard pharmaceutical production components, some equipment was specifically developed to meet the unique requirements of OraSolv products. The Company has developed a manufacturing process that allows high speed packing of soft, friable tablets without breakage into specially designed protective, child resistant packages
in a controlled, low humidity environment.   To date, CIMA is the only
company that has proven it has this capability in a production mode. After conducting over 60 full scale developmental runs and making production equipment refinements, the manufacturing facility, equipment and process have all been successfully validated. Additionally, extensive package transit testing and consumer testing confirmed the integrity of the package through all modes of transport to the final customer without product damage. After completion of validation, the quality of the manufacturing facility, equipment and procedures were confirmed through the successful inspection by the State of Minnesota, the FDA and Medicines Control Agency authorities. In addition, there have been numerous successful site audits conducted by major pharmaceutical companies. The production facility complies with current Good Manufacturing Practice (cGMP) requirements.

     The active ingredients used by the Company are readily available from suppliers. In certain cases, the active ingredients are shipped to coating material suppliers where appropriate coating materials are applied to microencapsulate the ingredients. In other cases, the Company may purchase the microencapsulated active ingredient from a supplier. The pharmaceutical ingredients and other supplies to be used in manufacturing OraSolv products are standard pharmaceutical products available from numerous suppliers. Most coating materials are also available from numerous suppliers. In some instances, however, certain coating materials or techniques may be available only from a single supplier. If any such coating materials or techniques were to become unavailable, the Company believes that satisfactory alternative materials or techniques could be substituted. However, there can be no assurance that the Company's manufacturing operations would not be disrupted. Any such disruption could have an adverse effect on the Company's business and potentially damage relations with its corporate partners.

     In February 1997, CIMA began commercial production for the first commercial launch by Bristol-Myers Squibb of a product incorporating the OraSolv technology. Since then, the Company has been producing commercial OraSolv product utilizing multiple shifts. It has gained valuable knowledge to make improvements in production efficiencies and operating speed and to reduce wastage.

MARKETING

     The Company's marketing strategy is to rely on its corporate partners for the marketing and sale of its products. The Company believes this strategy will enable it to respond quickly to market demands, while avoiding the effort and expense associated with the establishment of an end-user marketing capability. The Company's marketing department has focused on promoting the benefits of OraSolv to its corporate pharmaceutical partners and with conducting consumer surveys and physician research of various OraSolv formulations. The Company believes that its rapid dissolving tablet technology competes favorably to its competition. In a recent quantitative consumer study conducted by a major independent market research company and sponsored by the Company, significantly more consumers liked the OraSolv formulation versus the Zydis-Registered Trademark- formulation (R.P. Scherer Corporation) of the same drug. Currently, the Company has corporate collaborations with Bristol-Myers Squibb, Schering-Plough, Zeneca, Novartis Consumer Health and SmithKline Beecham.

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

     Among the technologies expected to provide competition for the Company's OraSolv technology is the Zydis technology developed by R.P. Scherer Corporation ("Scherer") and the Shearform Matrix technology developed by Fuisz Technologies, Ltd. ("Fuisz"). The Zydis technology is a fast-dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The Shearform Matrix technology has application to two tablet formats, one of which involves waterless, fast dissolving oral delivery which Fuisz calls "FlashDose-Registered Trademark-."

     The principal competitive factors in the market for rapid dissolving tablet technologies are compatibility with taste-masking techniques, dosage capacity, drug compatibility, cost and ease of manufacture, patient acceptance and required capital investment for manufacturing. The Company believes that its rapid dissolving tablet technology competes favorably with respect to these factors. In a recent quantitative consumer study conducted by the Company, significantly more consumers liked the OraSolv formulation versus the Zydis formulation of the same drug. Both Scherer and Fuisz have been successful in licensing their technologies to a number of pharmaceutical companies. The Company also believes that certain pharmaceutical companies may be developing other rapid dissolving tablet technologies which might be competitive with the Company's technology.

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

     In general, FDA approval is required before a new drug product may be marketed in the U.S. However, most OTC drug products are exempt from the FDA's premarketing approval requirements. In 1972, the FDA instituted the ongoing OTC Drug Review in order to evaluate the safety and effectiveness of all OTC drugs then on the market. Through the OTC Drug Review process, the FDA issues monographs that set forth the specific active ingredients, dosages, indications, and labeling statements for OTC drugs that the FDA will consider generally recognized as safe and effective and therefore not subject to premarket approval. For certain categories of OTC drug products not yet subject to a final monograph, the FDA usually will not take regulatory action against such a product unless failure to do so poses a potential health hazard to consumers. The Company's initial product launch was an OTC drug product that did not require FDA approval. Products subject to final monographs, however, are subject to various FDA regulations such as those outlining cGMP requirements, general and specific OTC labeling requirements (including warning statements), the restriction against advertising for conditions other than those stated in product labeling, and the requirement that OTC drugs contain only suitable inactive ingredients. OTC products and manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

     Future marketing of products not formulated in compliance with final OTC drug monographs typically will require a formal submission to the FDA, such as a New Drug Application ("NDA") or Supplement to existing New Drug Application ("sNDA"), and ultimate approval by the FDA. This application and approval process can be expensive and time consuming, typically taking from six months to several years to complete. Further, there can be no assurance that approvals can be obtained, or that any such approvals will be on the terms or have the scope necessary for successful commercialization of these products. The Company expects that any required FDA approvals in connection with the introduction of new, non-monographed products would be sought by the Company's corporate partners. Marketing of such products could be delayed or prevented because of this process. Even after a NDA or sNDA has been approved, existing FDA procedures may delay initial product shipment. Delays caused by the FDA approval process may materially reduce the period during which there is an exclusive right to exploit patented products or technologies. Even if any required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may result in delays in or ultimately prevent marketing. The Company expects to rely on its pharmaceutical company partners to obtain any necessary government approvals in foreign countries. However, considerable amounts of company time and resources may be required to support the approvals of these foreign filings.

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

     Certain drugs may raise distinctive issues, such as a need for a unique approach to proving bioequivalence. In those cases, premarket approval under
Section 505(b)(2) of the Food, Drug, and Cosmetic Act would be more appropriate. Section 505(b)(2) allows the FDA to approve an NDA using shortened procedures, usually for drugs that have proven safety profiles because of their marketplace performance among a large population group. In a 505(b)(2) application, a company may rely on clinical investigations conducted by others to which it does not hold a right of reference. In general, a 505(b)(2) application is supported by two or three clinical studies among the target population group designed to verify the safety and efficacy of the drug product in that population using the target dose and dose sequence. The cost of this approach, which is generally used when a new delivery system or indication is added to an existing drug product, is typically much less than a standard NDA. The time to approve may also be shorter than a traditional NDA and, in some cases, an ANDA.

     Each domestic drug product manufacturing facility must be registered with the FDA. Each manufacturer must inform the FDA of every drug product it has in commercial distribution and keep such list updated. Domestic manufacturing facilities are also subject to at least biennial inspection by the FDA for compliance with cGMP regulations. Compliance with cGMP is required at all times during the manufacture and processing of drug products.
 CIMA's existing manufacturing facilities have been inspected periodically by the FDA. The FDA last inspected the Eden Prairie facility in November 1996, and the Brooklyn Park facility in January 1997. No observations were cited during either inspection. While the Company's new OraSolv manufacturing facility is required to be registered with the FDA and to comply with cGMP regulations at all times, FDA approval was not required prior to commencement of manufacturing OTC drug products. Even though the Company has worked diligently to assure compliance with FDA regulations and has been audited by the quality control/compliance groups of several of its current and potential corporate partners, there can be no guarantee that FDA inspections will proceed without any compliance issues requiring the expenditure of money and resources to resolve. The Company's facilities have been inspected by and the Company has received a license from the Minnesota Board of Pharmacy to manufacture drug products in its facilities.

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

BUSINESS RISKS

     The Company considered itself a development stage company until the fourth quarter of 1997 and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, one in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through December 31, 1997 of $41,527,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues . In early 1997, the Company recorded the first commercial sales using it's OraSolv technology. Prior to this the Company's revenues had been derived primarily from the manufacturing of AutoLution and other non-OraSolv products under agreements with third parties. The Company no longer manufactures such products and no longer derives revenues from their manufacture. In more recent years, revenues have been generated from research and development fees, and licensing arrangements. The Company expects to continue to incur losses through 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

     The Company believes that its currently available funds, together with any license fees and sales revenue anticipated to be received in the future, will meet its needs at least through 1998. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through public or private financings, including equity financings which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company or at all.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system and/or its new drug delivery technologies as
an alternative to conventional oral dosage forms.   The Company expects that
OraSolv products will be priced slightly higher than conventional swallow or chewable tablets. Although the Company believes that initial consumer research has been encouraging, there can be no assurance that market acceptance of the Company's OraSolv products will ever develop or be sustained.

     The Company began manufacturing OraSolv products in commercial quantities in February 1997. Commercial sales have been made and revenue has been recognized from sales of OraSolv products. To achieve future desired levels of production, the Company will be required to increase its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners. Furthermore, the Company has only one manufacturing line and one facility capable of manufacturing products. If this production line and/or facility becomes damaged or becomes incapable of manufacturing products due to natural disaster, governmental regulatory issues or otherwise, the Company would have no other means of producing OraSolv products.

     The Company intends to increase its research and development expenditures to enhance its current technologies, and pursue internal proprietary drug delivery technologies. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons. Such reasons include the possibilities of not finding a partner to market the product, of being difficult to manufacture on a large scale or be uneconomical to market.

     The quick dissolve drug delivery field is fairly new and rapidly evolving and it is expected to continue to undergo improvements and rapid technological changes. There can be no assurance that current or new competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which could render the Company's technology and products non-competitive or that any technology developed by the Company will be preferred to any existing or newly developed technologies.

     The Company has conducted an initial review regarding the effect the upcoming year 2000 will have on its computer applications. The Company has determined that the year 2000 issue will not have a material impact on it's business, operations nor its financial condition. It is anticipated that minimal financial and human resources will be utilized to address that issue. The company computer support is provided by a server-supported, PC-based LAN system. Software vendors for the software used by the Company are aware of the issue and the Company has been informed that they have taken necessary steps to address the date-field issue. However, the conversion is an uncertainty and there can be no assurance that unforeseen problems will not arise in connection with this issue.

EMPLOYEES

     As of March 6, 1998, the Company had 63 full-time employee, of whom 10 hold degrees at the doctorate level. Of these employees 21 are engaged in research and development, 18 in manufacturing, 5 in compliance, 8 in quality control and 11 in administration, business development, finance and human resources. Most of the Company's scientific and engineering employees have prior experience with pharmaceutical or medical products companies. No employee is represented by a union, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

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

LIABILITY INSURANCE

     The Company's business involves exposure to potential product liability risks that are inherent in the production and manufacture of pharmaceutical products. Although the Company has not experienced any product liability claims to date, any such claims could have a material adverse impact on the Company. The Company currently has product liability insurance with coverage limits of $5,000,000 per occurrence and $5,000,000 on an annual aggregate basis. The Company's insurance policies provide coverage on a claims made basis and are subject to annual renewal. There can be no assurance, however, that the Company will be able to maintain such insurance on acceptable terms or that the Company will be able to secure increased coverage as the commercialization of its products proceeds or that any insurance will provide adequate protection against potential liabilities.

ITEM 2.  PROPERTIES

     The Company has leased a 75,000 square foot facility in Eden Prairie, Minnesota, a suburb of Minneapolis, which houses its corporate headquarters and has been prepared for use as an OraSolv production facility. This lease has an initial term expiring on June 1, 2009 with minimum annual base rent payments (exclusive of real estate taxes) of approximately $373,000 through June 1, 2001. The rent payments will be recalculated on June 1, 2001, and June 1, 2006 based on an index rate. The rent may increase, but will not decrease. The Company has the option to extend the lease term one period of ten years with a minimum annual base rent payment (exclusive of real estate taxes and maintenance fees) of $500,000 for the first five years, and $550,000 for the second five years of the ten year term.

     The Company also leases 32,000 square feet of office, research and development and manufacturing space in Brooklyn Park, Minnesota. The lease on the Brooklyn Park facility expires in September 1998, but is renewable at the Company's option for an additional three-year period and two additional five-year periods. The Company currently pays approximately $144,600 in annual base rent (exclusive of real estate taxes and maintenance fees).

     The Company's existing facilities are believed to be adequate to meet its present and future requirements, and the Company currently believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     On October 29, 1997, the Company instituted an opposition proceeding in the European Patent Office seeking cancellation of a patent owned by Laboratories Prographarm of Chateauneuf, France ("Prographarm"). The Company has alleged in the opposition proceeding that publications exist which are prior art against the European patent, including an international patent, application owned by the Company which was published prior to the priority date of the European patent.

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

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "CIMA". The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock reported on the Nasdaq National Market.

                                        HIGH           LOW
1996                                   -------        ------
  First Quarter                        $  7.25        $ 4.25
  Second Quarter                         11.75          6.13
  Third Quarter                           8.38          5.25
  Fourth Quarter                          8.38          5.50

1997
  First Quarter                        $  8.25        $ 6.00
  Second Quarter                          6.13          3.88
  Third Quarter                           6.88          3.88
  Fourth Quarter                          7.19          3.94

     On March 13, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $3.50 per share.

HOLDERS

     As of March 13, 1998 there were approximately 85 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends on its Common Stock and currently does not plan to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                CIMA LABS INC.

                            SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31
                                                         ---------------------------------------------------------------------
                                                           1997            1996           1995           1994           1993
                                                         ---------------------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Revenues:
 Net sales                                               $  2,628      $      --       $    151       $  1,451       $  1,857
 R&D fees and licensing revenues                            2,282          1,472            684          1,168            368
                                                         --------      ---------       --------       --------       --------
Total revenues                                              4,910          1,472            835          2,619          2,225

Costs and expenses:
 Costs of goods sold                                        4,376                           240          2,799          2,844
 Research and product development                           3,364          5,403          6,505          3,550          1,857
 Selling, general and administrative                        3,847          2,909          3,658          2,972          1,208
                                                         --------      ---------       --------       --------       --------
Total costs and expenses                                   11,227          8,312         10,403          9,321          5,909

Other income (expense):
 Interest income, net                                         337            498            448            452              6
 Other income (expense), net                                  142             (4)            13             38             (2)
                                                         --------      ---------       --------       --------       --------
Total other income                                            479            494            461            490              4
                                                         --------      ---------       --------       --------       --------

Net loss:                                                $ (5,838)     $  (6,346)      $ (9,107)      $ (6,212)      $ (3,680)
                                                         --------      ---------       --------       --------       --------
                                                         --------      ---------       --------       --------       --------
Net loss per share:
 Basic                                                   $ (.61)       $  (.72)        $ (1.16)       $ (1.82)       $ (2.07)
 Diluted                                                   (.61)          (.72)          (1.16)         (0.95)         (0.78)
Weighted average number of shares
outstanding:
 Basic                                                      9,519          8,827          7,822          3,413          1,778
 Diluted                                                    9,519          8,827          7,822          5,505          4,727

                                                                                        DECEMBER 31
                                                         ---------------------------------------------------------------------
BALANCE SHEET DATA:                                          1997           1996           1995           1994           1993
                                                         ---------------------------------------------------------------------
                                                                                      (IN THOUSANDS)

Cash and investments                                     $  4,423       $ 10,263       $  3,559       $  2,912       $  1,178
Total assets                                               17,328         22,065         15,519         25,122          4,927
Retained earnings (deficit)                               (41,527)       (35,660)       (29,259)       (20,058)       (13,846)
Total stockholders' equity                                 15,837         21,021         14,282         22,554          4,093


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "BELIEVE", "ANTICIPATE", "EXPECT", "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE , BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AS WELL AS THOSE DISCUSSED IN "ITEM 1. BUSINESS-BUSINESS RISKS."

GENERAL

     The Company was founded in 1986, and focused initially on contract manufacturing liquid effervescent products. In September 1992, patent claims were allowed on the Company's OraSolv-Registered Trademark- technology. Following issuance of the OraSolv-Registered Trademark- patent, CIMA changed its focus and emerged as a drug delivery company emphasizing primarily developing and manufacturing pharmaceutical products based upon OraSolv-Registered Trademark-. OraSolv-Registered Trademark- is an oral dosage form which incorporates mircoencapsulated drug ingredients into a tablet that dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. Additional drug delivery technologies are also under development by the Company.

     In early-1997, the Company recorded its first commercial sales using the Company's OraSolv-Registered Trademark- technology. Prior to this, the Company's revenues had been from sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. In 1997, commercial sales of OraSolv-Registered Trademark- accounted for over half of the Company's revenues, with the balance generated from research and development fees and licensing arrangements. In the two prior years, the Company's revenues were generated primarily from research and development fees and licensing arrangements, and minor revenues were generated from manufacture of liquid effervescent products. The Company no longer manufactures liquid effervescent products, and has not recognized any revenues from such products since 1995. In addition to revenues from manufacturing products, research and development and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $25,963,000 from private sales of equity securities and $16,379,000 and $12,038,000 from the Company's July 1994 and May 1996 public offerings of its Common Stock, respectively. The total shares outstanding at December 31, 1997 were 9,608,394.

     The Company expects that losses will continue through at least 1998, even though CIMA expects to be generating revenues from manufacturing, licensing arrangements, and research and development fee related to OraSolv-Registered Trademark- products. At December 31, 1997, the Company had accumulated net losses of approximately $41,527,000. Research and development expenses will increase as CIMA investigates new drug technologies, including the possibility of utilizing sublingual systems. Personnel costs for research and development are expected to increase as personnel will be needed to support the development programs for our new corporate partners and if efforts investigating new technologies prove to be successful. As CIMA continues production, additional operations personnel may need to be added to meet corporate partners' orders. Management anticipates administrative support to remain stable. Manufacturing infrastructure should not increase as there is capacity to meet short-term production needs.

     The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv-Registered Trademark- products to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv-Registered Trademark- products. Although the Company believes these partners have and will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenue. The Company's revenues could vary materially from quarter to quarter due to the Company having relatively few agreements with corporate partners, causing research and development fees to fluctuate, and the fact that certain of the Company's products are seasonal in nature and revenues could vary depending on corporate partners' ordering patterns.

     In recent years, the Company has actively marketed its OraSolv-Registered Trademark- technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts with several different pharmaceutical companies regarding a variety of potential products. In the first quarter of 1997, CIMA began commercial production for Bristol-Myers Squibb of the first product in CIMA's OraSolv-Registered Trademark-dosage form, which was officially launched in September 1997. In the second quarter of 1997, the Company expanded its relationship with Bristol-Myers Squibb and signed a global non-exclusive license agreement which covers multiple products. In the third quarter of 1997, the first two prescription product license and development agreements were signed. Each agreement is for a product which is currently marketed by the Company's partners, Schering-Plough and Zeneca. In the fourth quarter of 1997, a development and license option agreement was signed with Novartis Consumer Health, Inc. There can be no assurance that any of these activities or discussions will result in the eventual marketing of products using OraSolv-Registered Trademark- or the Company's other technologies. The Company believes that mergers and acquisitions in the pharmaceutical industry in recent years, together with changes in product plans by potential partners, may have had an adverse effect on the progress of certain projects, and the eventual marketing of products incorporating the Company's technologies.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

     The Company's results of operations for the year ended December 31, 1997 reflect the initial sales of two product launches utilizing the Company's OraSolv-Registered Trademark- technology and the signing of new agreements with major multinational pharmaceutical companies. In 1997, product sales were $2,628,000. In 1996, product sales were zero as the Company ceased to manufacture liquid effervescent products. In 1995, liquid effervescent product sales were $151,000 as contract manufacturing was de-emphasized. Research and development fees and licensing revenues were $2,282,000, $1,472,000, and $684,000 in 1997, 1996, and 1995 respectively. This increase in fees and revenues is a reflection of the progress of the development agreements and development of relationships in the prescription pharmaceutical marketplace. The Company continues to have relatively few agreements with corporate partners and, therefore, it expects that these revenues will tend to fluctuate on a quarter-to-quarter basis.

     In 1997, cost of goods sold were $4,376,000. These costs include the costs of entering into production and sale of products utilizing the OraSolv-Registered Trademark- technology. In 1996, cost of goods sold decreased to zero from $240,000 in 1995, resulting from the discontinuation of liquid effervescent contract manufacturing. Research and development expenses were $3,364,000, $5,403,000, and $6,505,000 in 1997, 1996, and 1995,
respectively, reflecting the move to commercial production in

1997. The decrease in 1996 from 1995 was the result of a one-time product development/optimization charge in 1995 of $1,385,000 from an independent consultant for improving product taste and packaging of OraSolv-Registered Trademark- products. Selling, general and administrative expenses were $3,487,000 in 1997 compared to $2,909,000 in 1996, and $3,658,000 in 1995.
Selling, general and administrative costs increased in 1997 from 1996, primarily due to increased bonus payouts to management and spending on consumer studies to support OraSolv-Registered Trademark- marketing claims, but were still below 1995 levels. Expenses decreased in 1996 from 1995 due to downsizing and reduced executive bonus payouts.

     Net interest income was $337,000 in 1997 compared to $498,000 in 1996, and $448,000 in 1995. Net interest income is dependent upon the cash position of the Company and the decrease in 1997 is due to the reduced cash position.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through December 31, 1997, CIMA has received net offering proceeds from such private and public sales of $57,268,000 and had net sales of approximately $16,400,000. Among other things, these funds were used to purchase approximately $15,233,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new Eden Prairie manufacturing facility. In July 1994 the Company completed an initial public offering of shares of its common stock, realizing net proceeds of approximately $16,379,000; and in May 1996 the Company completed another public offering of shares of its Common Stock, realizing net proceeds of approximately $12,038,000. The funds raised in CIMA's initial public offering have been used to build out the manufacturing facility, purchase and validate the appropriate production equipment, complete the research and development facilities, and purchase the necessary equipment for that facility. In 1996, CIMA successfully completed an FDA establishment inspection, a Minnesota state inspection, and was granted a Drug Enforcement Agency license. The Company has used the funds raised in its May 1996 public offering primarily to prepare for commercial production in its new manufacturing facility, which began in the first quarter of 1997, and to fund research and development for the application of the OraSolv-Registered Trademark- technology and new technologies to pharmaceutical products. The balance of such funds will be used for working capital and other general corporate purposes.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs, receipt of revenues from the collaborative agreements, sales of the Company's products, and the need to expand production capacity. Cash, cash equivalents, and short-term investments were approximately $4,423,000 at December 31, 1997. The Company believes that its currently available funds, together with any license fees, product development fees, and sales revenue anticipated to be received in the future, will meet its needs through 1998. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through public or private financings, including equity financing which may be dilutive to shareholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through December 1997. At December 31, 1997, the net operating losses available to offset taxable income were approximately $42,259,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carry-forwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitations, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

YEAR 2000 ISSUE

     The Company has conducted an initial review regarding the effect the upcoming year 2000 will have on its computer applications. The Company has determined that it will not have a material impact on CIMA's business, operations nor its financial condition. It is anticipated that minimal financial and human resources will be utilized to address this issue. The Company computer support is provided by a server-supported, PC-based LAN system. Software vendors for the software used by the Company are aware of the issue and the Company has been informed that they have taken necessary steps to address the date-field issue. However, the conversion is an uncertainty and there can be no assurance that unforeseen problems will not arise in connection with this issue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and notes thereto appear on pages F-1 to F-17 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors", "Executive Officers of the Company" and "Compliance with the Reporting Requirements of
Section 16(a)" contained in the Company's definitive proxy statement to be filed no later than April 30, 1998 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held June 3, 1998 (the "Proxy Statement").

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

    The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report

                                                                                      PAGE
                                                                                      ----
    Report of Independent Auditors.                                                   F-3
    Balance Sheets at December 31, 1997 and 1996                                      F-4
    Statements of Operations for the three years ended December 31, 1997              F-6
    Statements of Changes in Stockholders' Equity for the three years ended
     December 31, 1997                                                                F-7
    Statements of Cash Flows for the three years ended December 31, 1997              F-8
    Notes to Financial Statements                                                     F-9

     (2)  Index to Financial Statement Schedules

    Schedule II:  Valuation and Qualifying Accounts                                  F-17


     (3)  Exhibits.

EXHIBIT
NUMBER           DESCRIPTION OF DOCUMENT
3.1        Fifth Restated Certificate of Incorporation of the Company. (1)
3.2        Second Restated Bylaws of the Company. (1)
4.1        Form of Certificate for Common Stock. (2)
4.2        Rights Agreement, dated March 14, 1997, between the Company and Norwest
           Bank Minnesota, N.A. (3)
10.1       Technology and Sponsored Research Agreement, dated December 9, 1996, between the Company and  Joseph R. Robinson, Ph.D., and James McGinity. (4)(5)
10.2       Letter Agreement, dated January 28, 1998, between the Company and Joseph
           R. Robinson, Ph.D.  (4)(7)
10.3       Development and License Option Agreement, dated November 18, 1997, between Novartis Consumer Health, Inc. and the Company.  (7)
10.4       Real Property Lease, dated July 2, 1987, between Stuebner Properties and the Company, as amended. (2)
10.5       License Agreement, dated April 22, 1996, between the Company and
           SmithKline Beecham Plc. (8)
10.6       Employment Agreement, dated October 29, 1997, between the Company and
           John M. Siebert, Ph.D. (4)(9)
10.7       Supply Agreement, dated October 10, 1996, between the Company and Bristol-
           Myers Squibb Company. (6)
10.8       Real Property Lease, dated March 6, 1998, between Braun-Kaiser & Company and the Company.
10.9       Offer Letter between the Company and Keith P. Salenger, dated August 8, 1996. (4)(10)
10.10      Equity Incentive Plan, as amended. (4)(11)
10.11      1994 Directors' Stock Option Plan, as amended. (4)(10)
10.12      Form of Director and Officer Indemnification Agreement. (2)(4)

10.13      Form of Employment Agreement. (2)(4)
10.14      Form of Confidentiality Agreement (for discussions with other companies). (2)
10.15      License Agreement, dated January 28, 1994, between the Company and SRI
           International. (2)
10.16      Agreement, dated April 8, 1994, between the Company and Beecham Group plc. (2)
10.17      Supply Agreement, dated February 13, 1992, between the Company and
           Northhampton Medical, Inc. (2)
10.18      Option and Development Agreement, dated May 19, 1994, between the Company and Sterling Winthrop, Inc. (2)
10.19      Offer letter between the Company and John Hontz, Ph.D. dated November 26, 1996. (12)
10.20      Non-Employee Directors' Fee Option Grant Program.
10.21      Amendment to Supply Agreement between Bristol-Myers Squibb Company and the Company, dated June 26, 1997. (11)
10.22      License Agreement between Bristol-Myers Squibb Company and the Company, dated June 26, 1997. (11)
10.23      Development and Option Agreement between Schering Corporation and the
           Company, dated August 11, 1997. (9)
10.24      Development and License Option Agreement between IPR PHARMACEUTICALS,INC.
           and the Company, dated September 10, 1997. (9)
23.1       Consent of Ernst & Young LLP.
24.1       Powers of Attorney. (See page [30].)
27.1       Financial Data Schedule.

------------------------------------
(1) Incorporated herein by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(3) Incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K, filed March 25, 1997.

(4) Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

(5) Incorporated by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-24424.

(6) Incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-24424.

(7)   Confidential treatment has been requested for this exhibit.

(8) Incorporated by reference from Exhibit 10.28 to the Company's Registration Statement on Form S-1 Registration No. 333-4174.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

(12)  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for
      the quarter ended   March 31, 1997, File No. 0-24424, and incorporated
      herein by reference.

(b) The Registrant filed no reports on Form 8-K during the last three months of the fiscal year ended December 31, 1997.

(c)   See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this Item are listed under 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1998.

                                        CIMA LABS INC.

                                   By:  /s/ John M. Siebert
                                        -----------------------
                                        John M. Siebert
                                        Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints John M. Siebert and Keith P. Salenger, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

SIGNATURE                                     TITLE                       DATE
/s/ John M. Siebert         Chief Executive Officer and Director     March 26, 1998
------------------------        (PRINCIPAL EXECUTIVE OFFICER)
 John M. Siebert

/s/ Keith P. Salenger              Vice President, Finance and       March 26, 1998
------------------------             Chief Financial Officer
 Keith P. Salenger                  (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)

/s/ Terrence W. Glarner                     Director                 March 26, 1998
------------------------
Terrence W. Glarner

/s/ David B. Musket                         Director                 March 26, 1998
------------------------
David B. Musket

/s/ Steven B. Ratoff                        Director                 March 26, 1998
------------------------
Steven B. Ratoff

/s/ Joseph R. Robinson                      Director                 March 26, 1998
------------------------
Joseph R. Robinson

/s/ Jerry A. Weisbach                       Director                 March 26, 1998
------------------------
Jerry A. Weisbach


                                                           FINANCIAL STATEMENTS

                                                                 CIMA LABS INC.


                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                CIMA LABS INC.

                             FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                   CONTENTS

Report of Independent Auditors                             F-3

AUDITED FINANCIAL STATEMENTS :
Balance Sheets                                             F-4
Statements of Operations                                   F-6
Statements of Changes in Stockholders' Equity              F-7
Statements of Cash Flows                                   F-8
Notes to Financial Statements                              F-9

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
February 5, 1998                                       /s/ Ernst & Young

                                 CIMA LABS INC.

                                 BALANCE SHEETS

                                                                              DECEMBER 31
                                                                     ---------------------------
                                                                          1997           1996
                                                                     ---------------------------
ASSETS
   Cash and cash equivalents                                         $  1,145,760   $  2,666,032
   Short-term investments                                               3,277,300      7,597,162
   Accounts receivable:
     Net of allowance for doubtful accounts $32,150-1997;               1,597,814        247,578
     0-1996
   Inventories, net                                                       630,619        534,587
   Prepaid expenses                                                       146,805         71,880
                                                                     ------------   ------------
Total current assets                                                    6,798,298     11,117,239

Other assets:
   Lease deposits                                                          40,651        290,650
   Patents and trademarks, net                                            230,889        252,404
                                                                     ------------   ------------
Total other assets                                                        271,540        543,054

Property, plant and equipment:
   Construction in progress                                               174,565        469,513
   Equipment                                                            8,657,885      7,754,097
   Leasehold improvements                                               4,712,691      4,600,960
   Furniture and fixtures                                                 604,204        552,515
                                                                     ------------   ------------
                                                                       14,149,345     13,377,085
   Less accumulated depreciation                                       (3,891,167)    (2,972,474)
                                                                     ------------   ------------
                                                                       10,258,178     10,404,611
                                                                     ------------   ------------
Total assets                                                         $ 17,328,016   $ 22,064,904
                                                                     ---------------------------
                                                                     ---------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $    128,712   $    264,370
   Accrued expenses                                                       620,580        529,402
   Advance royalties                                                      741,405        250,000
                                                                     ------------   ------------
Total current liabilities                                               1,490,697      1,043,772

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $0.01 par value
      Authorized shares -- 5,000,000
      Issued and outstanding shares -- -0-
   Common stock, $0.01 par value:
      Authorized shares -- 20,000,000
      Issued and outstanding shares --
      9,608,394--1997
      9,411,589--1996                                                      96,084         94,116
      Additional paid-in capital                                       57,268,594     56,586,958
      Retained earnings (deficit)                                     (41,527,359)   (35,659,942)
                                                                     ------------   ------------
Total stockholders' equity                                             15,837,319     21,021,132
                                                                     ------------   ------------
Total liabilities and stockholders' equity                           $ 17,328,016   $ 22,064,904
                                                                     ---------------------------
                                                                     ---------------------------


SEE ACCOMPANYING NOTES.
                                        F-5

                                CIMA LABS INC.

                           STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                          1997           1996           1995
                                                     ------------------------------------------
REVENUES:
   Net sales                                         $  2,628,069   $          -   $    151,074
   R&D fees and licensing revenue                       2,282,166      1,471,859        684,137
                                                     ------------   ------------   ------------
                                                        4,910,235      1,471,859        835,211
COSTS AND EXPENSES:
  Cost of goods sold                                    4,376,412              -        240,038
  Research and product development                      3,363,544      5,402,557      6,504,528

  Selling, general and administrative                   3,487,239      2,909,041      3,658,572
                                                     ------------   ------------   ------------
                                                       11,227,195      8,311,598     10,403,138

OTHER INCOME (EXPENSE)
  Interest income, net                                    336,310        497,534        447,748
  Other income (expense)                                  142,255         (3,738)        13,084
                                                     ------------   ------------   ------------
                                                          478,565        493,796        460,832
                                                     ------------   ------------   ------------
NET LOSS:                                            $ (5,838,395)  $ (6,345,943)  $ (9,107,095)
                                                     -------------------------------------------
                                                     -------------------------------------------
  Net loss per share:
     Basic and diluted                               $       (.61)  $       (.72)  $      (1.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                     9,518,679      8,827,177      7,821,974

SEE ACCOMPANYING NOTES

                                CIMA LABS INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                            COMMON STOCK            ADDITIONAL     RETAINED
                                        -----------------------       PAID-IN      EARNINGS
                                          SHARES       AMOUNT         CAPITAL      (DEFICIT)        TOTAL
                                        --------------------------------------------------------------------
Balance at Dec. 31, 1994                7,527,788        75,278     42,537,340   (20,058,396)     22,554,222
  Stock options exercised                 278,487         2,766        831,763             -         834,529
  Exercise of stock warrants               15,699           157         93,818       (93,981)             (6)
  Net loss                                      -             -              -    (9,107,095)     (9,107,095)
                                        ---------        ------     ----------   -----------      ----------
Balance at Dec. 31, 1995                7,821,974        78,201     43,462,921   (29,259,472)     14,281,650
  Issuance of common stock
    at $9.50 per share in May
    1996, net of offering costs
    of $1,405,794                       1,415,096        14,151     12,023,467             -      12,037,618
  Stock options exercised                 109,787         1,117        712,824             -         713,941
  Exercise of stock warrants               64,732           647        387,746       (54,527)        333,866
  Net loss                                      -             -              -    (6,345,943)     (6,345,943)
                                        ---------        ------     ----------   -----------      ----------
Balance at Dec. 31, 1996                9,411,589        94,116     56,586,958   (35,659,942)     21,021,132
  Stock options exercised                 191,968         1,920        652,662             -         654,582
  Exercise of stock warrants                4,837            48         28,974       (29,022)              -
  Net loss                                      -             -              -    (5,838,395)     (5,838,395)
                                        ---------        ------     ----------   -----------      ----------
Balance at Dec. 31, 1997                9,608,394        96,084     57,268,594   (41,527,359)     15,837,319
                                        --------------------------------------------------------------------
                                        --------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

                                CIMA LABS INC.

                           STATEMENTS OF CASH FLOWS

                                                    -------------------------------------------
                                                         1997           1996           1995
                                                    -------------------------------------------
OPERATING ACTIVITIES
Net loss                                            $ (5,838,395)  $ (6,345,943)  $ (9,107,095)
Adjustment to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                       1,047,228        606,339        582,760
   Gain on sale of property, plant and
   equipment                                                   -              -         44,028
   Changes in operating assets and
   liabilities:
      Accounts receivable                             (1,350,236)       (34,607)       324,895
      Inventories                                        (96,032)      (209,977)        (2,363)
      Prepaid expenses                                   (74,925)       215,399        (76,103)
      Accounts payable                                  (135,658)       (27,497)    (1,115,115)
      Accrued expenses                                    91,178       (165,725)      (215,839)
      Advance royalties                                  491,405              -              -
                                                    ------------   ------------   ------------
Net cash used in operating activities                 (5,865,435)    (5,962,011)    (9,652,888)
                                                    ------------   ------------   ------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment              (771,655)      (315,276)    (1,620,518)
Purchases of short-term investments                  (29,469,496)    (7,597,162)    (6,819,276)
Proceeds from maturities of short-term investments    33,789,358              -     17,562,458
Proceeds from sale of property, plant and equipment            -              -        434,383
Patents and trademarks                                  (107,626)      (103,685)       (92,089)
                                                    ------------   ------------   ------------
Net cash provided by (used in) investing activities    3,440,581     (8,016,123)     9,464,958
                                                    ------------   ------------   ------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                   654,582     13,085,423        834,523
Security deposits on leases                              250,000              -              -
                                                    ------------   ------------   ------------
Net cash provided by financing activities                904,582     13,085,423        834,523
                                                    ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents      (1,520,272)      (892,711)       646,593
Cash and cash equivalents at beginning of period       2,666,032      3,558,743      2,912,150
Cash and cash equivalents at end of period             1,145,760      2,666,032      3,558,743
                                                    ------------------------------------------
                                                    ------------------------------------------


SEE ACCOMPANYING NOTES.

                                CIMA LABS INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  BUSINESS ACTIVITY

CIMA LABS INC., a Delaware corporation, was incorporated on December 12, 1986. CIMA is a drug delivery company that develops and manufactures products based primarily upon its OraSolv-Registered Trademark- technology for marketing by multinational pharmaceutical companies. OraSolv-Registered Trademark- is an oral dosage form which combines taste-masked, microencapsulated drug ingredients with an effervescent disintegration agent.
 The effervescent disintegration agent aids in rapid dissolution of the tablet, permitting swallowing before the pharmaceutical ingredients are released. The OraSolv-Registered Trademark- tablet dissolves quickly without chewing or water and allows for effective taste-masking of a wide variety of both prescription and OTC active drug ingredients to improve patient compliance and drug efficacy.

The Company's strategy is to enter into collaborative arrangements with multinational pharmaceutical companies to have OraSolv-Registered Trademark-technology incorporated into pharmaceutical products with an emphasis on products which command a large market share and/or are in large market segments. The company will refine the OraSolv-Registered Trademark-formulation of a particular oral therapeutic and manufacture it for its corporate partner. The corporate partner will then market and sell the product. The Company's future profitability will be dependent upon the Company's ability to develop new, innovative drug delivery technologies that meet the requirements of its corporate partners and upon the marketing efforts of these corporate partners. Although the Company believes these partners will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and result of operations. During the fourth quarter of 1997, the Company no longer considered itself a development stage company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates fair market value.

                                CIMA LABS INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHORT-TERM INVESTMENTS

The Company's investments are primarily certificates of deposit and U.S. Government obligations and are classified as available for sale. Realized gains and losses and declines in value judged to be other than temporary are included in other income.

PATENTS AND TRADEMARKS

Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. Accumulated amortization was approximately $510,000 at December 31, 1997 and $377,000 at December 31, 1996. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from three to twelve years. Depreciation expense was approximately $919,000 in 1997, $493,000 in 1996 and $490,000 in 1995.

INVENTORIES

Inventories, consisting of materials and packaging, are valued at cost under the first-in, first-out (FIFO) method which is not in excess of market. Inventories are shown net of reserves for obsolescence of approximately $46,000 at December 31, 1997 and $141,000 at December 31, 1996.

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

                                CIMA LABS INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RESEARCH AND DEVELOPMENT COSTS

For financial reporting purposes, all costs of research and development activities are expensed as incurred.

EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." This Statement replaces previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to Statement 128 requirements.

RECLASSIFICATIONS

Certain amounts presented in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

                                CIMA LABS INC.

3.  SHORT-TERM INVESTMENTS

At December 31, 1997, short-term investments, including $1,036,000 classified as cash equivalents, consisted of U.S. Treasury securities and obligations of U.S. Government agencies. The investments are carried at cost which approximates market.

4.  INCOME TAXES

Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes as of December 31, 1997 and 1996 are as follows:

                                                        -------------------------
                                                           1997           1996
                                                        (IN 000'S)     (IN 000'S)
                                                        -------------------------
Deferred Assets:
   Net operating loss                                    $ 15,213       $ 14,099
   Accrued vacation                                            61             67
   Inventory reserve                                           17             56
   Other                                                       11              -
                                                         --------       --------
                                                           15,302         14,222
Deferred Liability:
   Depreciation and amortization                              448            633
                                                         --------       --------
Net deferred income tax asset                              14,854         13,589
Valuation allowance                                       (14,854)       (13,589)
                                                         --------       --------
Net deferred income taxes                                $      -       $      -
                                                         --------       --------
                                                         --------       --------


The Company may be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $42,259,000 may be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules, and begin to expire in the year 2001.

                                CIMA LABS INC.

5.  LEASES

The Company leases office, research and development and manufacturing facilities in Brooklyn Park and Eden Prairie, Minnesota. The 75,000 square foot Eden Prairie facility houses the general and administrative offices and the manufacturing operation. The lease has an initial term expiring on June 1, 2009. The rent payments will be recalculated on June 1, 2001 and 2006 based on a market index. The Company has an option to extend the lease for one ten-year period. The research and development facility in Brooklyn Park is`` leased under a non-cancelable lease expiring in September 1998. The Company has the option to renew this lease for one additional three-year term, and two additional five-year terms.

Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

      Year ending December 31:
      1998                                           $   502,600
      1999                                               388,800
      2000                                               380,900
      2001                                               372,800
      2002                                               372,800
      Thereafter                                       2,392,300

Rent expense of operating leases, excluding operating expenses, for the years ended December 31, 1997, 1996, and 1995 was $517,000, $494,000, and $415,000,
respectively.

6.  STOCK OPTIONS

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

                                CIMA LABS INC.

6.  STOCK OPTIONS  (CONTINUED)

Shares available and options granted are as follows:

                                                                                         NON-
                                                        SHARES        INCENTIVE        QUALIFIED                   WEIGHTED
                                                       AVAILABLE        STOCK            STOCK                     AVERAGE
                                                       FOR GRANT       OPTIONS          OPTIONS       TOTAL     EXERCISE PRICE
                                                       -----------------------------------------------------------------------
Balance at December 31, 1994                             497,262      1,015,685        128,571      1,144,256      $ 6.47
   Granted                                              (477,750)       477,750              -        477,750        5.70
   Forfeited                                             180,724       (175,061)       (34,999)      (210,060)       7.15
   Exercised                                                   -       (269,915)        (8,572)      (278,487)       3.00
                                                        --------      ---------        -------      ---------
Balance December 31, 1995                                200,236      1,048,459         85,000      1,133,459        5.36
   Reserved                                              250,000              -              -              -         -
   Granted                                              (199,300)       129,300         70,000        199,300        6.33
   Forfeited                                              91,293        (85,320)        (5,973)       (91,293)       6.24
   Exercised                                                   -        (91,314)       (18,473)      (109,787)       6.31
                                                        --------      ---------        -------      ---------
Balance at December 31, 1996                             342,229      1,001,125        130,554      1,131,679        6.27
    Granted                                             (390,700)       292,604         98,096        390,700        5.89
    Forfeited                                            203,038       (166,575)       (36,463)      (203,038)       7.32
    Exercised                                                  -       (149,217)       (42,751)      (191,968)       3.24
                                                        --------      ---------        -------      ---------
                                                        --------      ---------        -------      ---------
Balance at December 31, 1997                             154,567        977,937        149,436      1,127,373        5.71
Exercisable
   December 31, 1995                                                                                  253,152      $ 5.23
   December 31, 1996                                                                                  548,221        6.47
   December 31, 1997                                                                                  506,460        5.27


The following table summarizes information about stock options outstanding at December 31, 1997:

                                              WEIGHTED
                                               AVERAGE     WEIGHTED                     WEIGHTED
                                              REMAINING    AVERAGE         NUMBER       AVERAGE
                              NUMBER         CONTRACTUAL   EXERCISE      EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES    OUTSTANDING          LIFE       PRICE        AT 12/31/97     PRICE
--------------------------------------------------------------------------------------------------
 $ 2.00  -  $ 3.00             52,528        4.9 years     $ 2.98          52,528       $ 2.98
 $ 3.01  -  $ 5.00            299,000        7.0 years       3.86         259,875         3.88
 $ 5.01  -  $ 8.00            670,975        9.1 years       6.26         114,065         6.93
 $ 8.01  -  $ 10.125          104,870        4.0 years       8.87          79,992         8.91
                            ---------                                     -------
 $ 2.00  -  $ 10.125        1,127,373        7.9 years     $ 5.71         506,460       $ 5.27
                            ---------                                     -------
                            ---------                                     -------

                                CIMA LABS INC.

6.  STOCK OPTIONS  (CONTINUED)

Options outstanding under the plan expire at various dates during the period from March 1998 through December 2007. Exercise prices for options outstanding as of December 31, 1997 range from $2.80 to $10.125 per share. The weighted average fair values of options granted during the years ended December 31, 1997 and 1996 were $5.89 and $3.96, respectively.

The Company also has a Directors' Stock Option Plan ("the Plan") which provides for the granting to non-management directors of the Company options to purchase shares of Common Stock. The maximum number of shares with respect to which options may be granted under this Plan is 350,000 shares. As of December 31, 1997, options to purchase 258,570 shares of Common Stock have been granted at prices ranging from $1.75 to $10.125 per share. To date, none of these options have been exercised.

In connection with $950,000 of bridge financing in 1991 and $467,500 of bridge financing in 1992, the Company issued warrants to purchase 189,801 shares of its Common Stock at $6.00 per share. Of these warrants, 77,506 were exercised during 1996 and 4,837 during 1997. The remaining 107,458 warrants have expired.

The Company has elected to follow Accounting Principles Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.70% and 5.29%; volatility factor of the expected market price of the Company's common stock of .649 and .641; and a weighted-average expected life of the option of 5 years.

In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have characteristics significantly different from those of traded options and have vesting restrictions and because changes in the subjective input assumptions can materially affect the fair value estimates. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions.

                                CIMA LABS INC.

6.  STOCK OPTIONS  (CONTINUED)

During the initial phase-in period, the effects of applying Statement 123 for recognizing compensation cost may not be representative of the effects on reported net loss or income for future years because the options in the Stock Option Plans vest over several years and additional awards will be made in the future.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                   -----------    -----------
                                                       1997          1996
                                                   -----------    -----------
Pro forma net loss                                 $(6,476,902)   $(6,812,761)
Pro forma net loss per common share,
   basic and diluted                               $     (0.68)   $     (0.77)

7.  DEFINED CONTRIBUTION PLAN

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

The 401(k) expense for the years ended December 31, 1997, 1996, and 1995 was $29,000, $25,000, and $28,000 respectively.

8.  EMPLOYMENT AGREEMENT

The Company has entered into a new employment agreement with the current President and Chief Executive Officer to continue in said position. The agreement includes provisions for compensation, stock options and bonuses based upon the achievement of certain performance targets. The agreement expires on December 31, 2000.

9.  NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the FASB issued Statements No. 130, REPORTING COMPREHENSIVE INCOME and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these statements in January 1998 is not expected to have a material impact on the Company's financial statements.

CIMA LABS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT       ADDITIONS CHARGED
                                         BEGINNING OF        TO COSTS AND           LESS       BALANCE AT
          DESCRIPTION                        YEAR              EXPENSES          DEDUCTIONS    END OF YEAR
-----------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
Reserves and allowances deducted from
asset accounts:
  Allowance for doubtful accounts         $      --           $  32,150          $      --      $  32,150
  Obsolescence reserve                      140,795                  --          $ (94,407)        46,388
                                          ---------           ---------          ---------      ---------
TOTAL                                     $ 140,795           $  32,150          $ (94,407)     $  78,538

Year ended December 31, 1996:
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts             $  --            $     --          $      --      $      --
  Obsolescence reserve                      332,207                  --           (191,412)       140,795
                                          ---------           ---------          ---------      ---------
TOTAL                                     $ 332,207            $     --          $(191,412)     $ 140,795

Year ended December 31, 1995:
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts         $ 100,000           $(100,000)         $      --      $      --
  Obsolescence reserve                           --             332,207                 --        332,207
                                          ---------           ---------          ---------      ---------
TOTAL                                     $ 100,000           $ 232,207          $      --      $ 332,207
