Form 10-Q
period 1998-03-31
CIMA LABS INC
filed 1998-05-14
CIK 833298

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from                       to                 .
                                    -------------------     -----------------
                          Commission File Number  0-24424

                                   CIMA LABS INC.
               (Exact name of registrant as specified in its charter)


            Delaware                                   41-1569769
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


             10000 Valley View Road, Eden Prairie, Minnesota 55344-9361
            (Address of principal executive offices including zip code)

                                   (612) 947-8700
                (Registrant's telephone number, including area code)

                    -----------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X       No
                                  --------       --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          Common Stock, $.01 Par Value                      9,610,394
        -------------------------------         ------------------------------
                    (Class)                     (Outstanding at April 30, 1998)

                                   CIMA LABS INC.

                                 TABLE OF CONTENTS


                                                                           PAGE
                                                                         NUMBER
                                                                         ------

 COVER PAGE                                                                  1

 TABLE OF CONTENTS                                                           2

 PART I.         FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS.

                 Condensed Balance Sheets as of March 31, 1998 and
                 December 31, 1997                                           3

                 Condensed Statements of Operations for the three-month
                 periods ended March 31, 1998 and 1997                       4

                 Condensed Statements of Cash Flows for the three-month
                 periods ended March 31, 1998 and 1997                       5

                 Notes to Condensed Financial Statements                     6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         7

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET      10
                 RISK

 PART II.        OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                          11

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                  11

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            11

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        11

         ITEM 5. OTHER INFORMATION                                          11

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           11

 SIGNATURE                                                                  12

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                                   CIMA LABS INC.
                              Condensed Balance Sheets

                                                     March 31,     December 31,
                                                       1998          1997 (1)
                                                   -----------------------------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $3,129,410     $1,145,760
  Short-term investments                             1,304,115      3,277,300
  Accounts receivable:
     Net of allowance for doubtful
     accounts $32,150-1998; $32,150-1997               503,717      1,597,814
  Inventories--Note B                                  413,246        630,619
  Prepaid expenses                                     212,974        146,805
                                                   -----------------------------
Total current assets                                 5,563,462      6,798,298

Property, plant and equipment                       14,712,251     14,149,345
Less accumulated depreciation                       (4,266,280)    (3,891,167)
                                                   -----------------------------
                                                    10,445,971     10,258,178
Other assets:
  Lease deposits                                        40,651         40,651
  Patents and trademarks, net of amortization          226,106        230,889
                                                   -----------------------------
                                                       266,757        271,540
                                                   -----------------------------
Total assets                                       $16,276,190    $17,328,016
                                                   -----------------------------
                                                   -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $178,871       $128,712
  Accrued expenses                                     687,125        620,580
  Advance royalties                                    726,405        741,405
                                                   -----------------------------
Total current liabilities                            1,592,401      1,490,697

Long-term obligations:
  Long-term obligations under capital leases           221,801            -
                                                   -----------------------------
Total liabilities and obligations                    1,814,202      1,490,697

Commitments and contingencies
Stockholders' equity:
  Convertible Preferred Stock, $.01 par value:
      Authorized shares--5,000,000
      Issued and outstanding shares - 0
  Common Stock, $.01 par value:
      Authorized shares--20,000,000
      Issued and outstanding shares-
       9,610,394-March 31, 1998; 9,608,394-
       December 31,  1997                               96,104         96,084
  Additional paid-in capital                        57,274,274     57,268,594
  Retained earnings (deficit)                      (42,908,390)   (41,527,359)
                                                   -----------------------------
Total stockholders' equity                          14,461,988     15,837,319
Total liabilities and stockholders' equity         $16,276,190    $17,328,016
                                                   -----------------------------
                                                   -----------------------------

--------------------
(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                CIMA LABS INC.
                  Condensed Statements of Income (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       1998             1997
                                                       ----             ----
Revenues:
  Net sales                                           $187,692       $191,708
  Research and development
  fees & licensing revenues                            981,800         76,548
                                                   -----------------------------
                                                     1,169,492        268,256

Costs and expenses:
  Cost of goods sold                                   370,622        580,874
  Research and product development                   1,478,500      1,230,499
  Selling, general and administrative                  760,848        889,679
                                                   -----------------------------
                                                     2,609,970      2,701,052
Other income (expense):
  Interest income, net                                  59,167        128,291
  Other income (expense)                                   283          1,193
                                                   -----------------------------
                                                        59,450        129,484
                                                   -----------------------------
Net loss
                                                   ($1,381,028)  ($(2,303,312)
                                                   -----------------------------
                                                   -----------------------------


Net loss per share:
  Basic & diluted                                       ($0.14)        ($0.24)

Weighted average shares
outstanding:
  Basic & diluted                                    9,609,216      9,446,235


See notes to condensed financial statements.

                                   CIMA LABS INC.
                   Condensed Statements of Cash Flows (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       1998             1997
                                                       ----             ----
OPERATING ACTIVITIES
Net loss                                           ($1,381,028)    ($2,303,312)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                        403,081        155,385
Changes in operating assets and liabilities:
  Accounts receivable                                1,053,809         (5,433)
  Inventories                                          217,371       (136,340)
  Other current assets                                 (25,881)      (161,240)
  Accounts payable                                      50,159         93,921
  Accrued expenses                                       4,515        (65,370)
                                                   -----------------------------
Net cash provided by (used in) operating
 activities                                            322,026     (2,422,389)
                                                   -----------------------------
INVESTING ACTIVITIES
Purchase of and deposits on property, plant and
 equipment                                            (294,076)      (132,450)
Proceeds of maturities of short-term investments     1,973,184      3,196,656
Patents and trademarks                                 (23,184)       (26,323)
                                                   -----------------------------
Net cash provided by investing activities            1,655,924      3,037,883
                                                   -----------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                   5,700        152,812
Security deposits on leases                                -          250,000
                                                   -----------------------------
Net cash provided by financing activities                5,700        402,812
                                                   -----------------------------
Increase in cash and cash equivalents                1,983,650      1,018,306
Cash and cash equivalents at beginning of period     1,145,760      2,666,032
                                                   -----------------------------
Cash and cash equivalents at end of period          $3,129,410     $3,684,338
                                                   -----------------------------
                                                   -----------------------------

See notes to condensed financial statements.

                                   CIMA LABS INC.
                           (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                             MARCH 31, 1998 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or fair market value.

                                                      March 31,    December 31,
                                                        1998           1997

Raw materials                                         $413,246       $484,582

Work in process                                            -              -

Finished products                                          -          146,037
                                                   -----------------------------
                                                      $413,246       $630,619

NOTE C - NET LOSS PER SHARE

     The Company has adopted Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE. This statement replaces previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary EPS, basic EPS excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform with Statement 128 requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE SUCCESS OF THE COMPANY IN MANUFACTURING THE COMPANY'S TECHNOLOGY, THE AVAILABILITY OF ADEQUATE FUNDS FOR THE COMPANY'S OPERATIONS, THE SUCCESS OF THE COMPANY IN COMMERCIALIZING ITS NEW DRUG DELIVERY PROGRAMS, AND THE COMPANY'S RELIANCE ON ITS KEY PERSONNEL AND COLLABORATIVE PARTNERS, AS WELL AS THOSE DISCUSSED IN "BUSINESS RISKS" BELOW.

GENERAL

     CIMA, founded in 1986, is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv-Registered Trademark- technology for marketing by multinational pharmaceutical companies. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's ease of use and effective taste-masking may foster greater patient compliance with recommended dosage regiments, both for over-the-counter ("OTC") and prescription products, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

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

     The Company is currently focusing on developing OraSolv products for selected prescription drug applications. The Company believes that such prescription OraSolv products should result in improved taste acceptance and ease of administration, and so enhance patient compliance with the recommended dosage regimen for such prescription pharmaceuticals. In the third quarter of 1997, the Company signed its first two pharmaceutical product development agreements with two major multinational pharmaceutical companies. The Company is continuing working on both of these projects. The development of new drug technologies has also been initiated. These technologies include a new oral solid delivery system, DuraSolv-TM-; a unique sustained-released delivery system, OraSolv-Registered Trademark- SR; and an improved efficacy delivery system. One of the Company's recently signed agreements utilizes the unique sustained-released technology. The goal of the Company is to focus on drug delivery technologies that improve efficacy.

     At March 31, 1998, the Company had accumulated losses of approximately $42,900,000. The Company recorded its first commercial sales using the Company's OraSolv technology in the three-month period ended March 31, 1997. Prior to this the Company's revenues have been from sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaborative agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. Approximately 60% of the Company's total revenues to date were generated from development work and sales for AutoLution products. The Company is not currently manufacturing liquid effervescent products, and has not recognized any revenues from such products since 1995. Over the last three years, revenue has been generated, primarily from research and development fees for work related to OraSolv products and to a lesser extent sales and licensing revenue. In addition to revenues from manufacturing, research and development and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $26,000,000 from private sales of equity securities and $16,400,00 and $12,000,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. The total shares outstanding at March 31, 1998 were 9,610,394.

     The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companions for the development and manufacture of OraSolv products and products based on such new technologies to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv products. Although the Company believes these partners have and will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

     The Company expects that losses will continue through at least 1998, even though CIMA expects to continue generating sales revenue from manufacturing OraSolv products in 1998. Research and development expenses will increase as CIMA investigates new drug delivery technologies. In addition, CIMA is investigating the possibility of utilizing microencapsulation for the development of sustained released systems, as well as sublingual systems which could deliver faster absorption of drug ingredients. Personnel costs for research and development are expected to remain relatively stable as the majority of the necessary personnel for this function have already been hired. Personnel costs for administration may decrease slightly in an effort to reduce corporate overhead. As CIMA continues production, additional operations personnel may need to be added to meet corporate partners' orders. Manufacturing infrastructure costs should not need to increase materially as there is capacity to meet short-term production needs.

     In recent years, the Company has actively marketed its OraSolv technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts with several different pharmaceutical companies regarding a variety of potential products.
 In the first quarter of 1997, CIMA began commercial production for Bristol-Myers Squibb of the first product in CIMA's OraSolv-Registered Trademark- dosage form, which was officially launched in September 1997. In the second quarter of 1997, the Company expanded its relationship with Bristol-Myers Squibb and signed a global non-exclusive license agreement which covers multiple products. In the third quarter of 1997, the first two prescription product license and development agreements were signed. Each agreement is for a product which is currently marketed by the Company's partners, Schering-Plough and Zeneca. In the fourth quarter of 1997, a development and license option agreement was signed with Novartis Consumer Health, Inc. There can be no assurance that any of these activities or discussions will result in the eventual marketing of products using OraSolv-Registered Trademark- or the Company's other technologies.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The Company's results of operations for the quarter ended March 31, 1998 reflect the continued emphasis of developing OraSolv products for our corporate partners. Product sales decreased to $188,000 in the first quarter of 1998 from $192,000 in the first quarter of 1997. The sales in the first quarter for both years represent sales of the initial commercial product using the OraSolv technology. Inventory levels at the customer were higher than anticipated in the first quarter of 1998, which is reflected in the first quarter 1998 sales figure. Research and development fees and licensing revenues increased to $982,000 in the quarter ended March 31, 1998 from $77,000 for the same period in 1997. This increase is attributable to research funding from Zeneca and Schering-Plough for work on their respective prescription product projects, and from Novartis Consumer Health for development work performed on their OTC product. The 1997 revenues represent product development fees for OTC products. So long as the Company has relatively few agreements with corporate partners, research and development fees and licensing revenues will tend to fluctuate on a quarter-to-quarter basis.

     Cost of goods sold decreased to $371,000 in the first quarter 1998 from $581,000 for the same period in 1997. The decrease is attributable primarily to certain non-reoccurring start-up costs that were incurred in 1997 due to the initial commercial production of a product using OraSolv technology. Research and development expenses increased 20% to $1,478,000 for the three months ended March 31, 1998 from $1,230,000 in the corresponding prior year period, as a direct result of the increased research and development efforts being performed for our corporate partners. Selling, general and administrative expenses decreased to $761,000 for the three-month period ended March 31, 1998, from $890,000 for the three month period ended March 31, 1997. The decrease in selling, general and administrative expenses was primarily due to the reduction in spending on consumer marketing research studies to support OraSolv and reductions in legal and outside consulting fees. Net interest income decreased from $128,000 to $59,000 for the three month period ended March 31, 1997, and 1998, respectively. Net interest income is dependent on the cash position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through March 31, 1998, CIMA had received net offering proceeds from such private and public sales of approximately $57,268,000 and had net sales of approximately $16,600,000. Among other things, these funds were used to purchase approximately $15,975,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new manufacturing facility.

     Cash, cash equivalents and short-term investments were approximately $4,434,000 at March 31, 1998, an increase of $11,000 from $4,423,000 at the period ended December 31, 1997.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs, receipt of revenues from the collaborative agreements, sales of the Company's products, and the need to expand production capacity. The Company believes that its currently available funds, together with any license fees, product development fees, and sales revenue anticipated to be received in the future, will meet its needs through 1998. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through research and development relationships with suitable potential corporate partners and/or through public or private financing, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

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

BUSINESS RISKS

     The Company began commercial production of its first product in CIMA's OraSolv dosage form only one year ago and must be evaluated in light of the uncertainties and complications present for any company that has just recently begun to derive product revenues and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through March 31, 1998 of $42,908,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which historically had been derived primarily from the manufacturing of AutoLution-Registered Trademark- (a liquid effervescent) and other non-OraSolv products which the Company no longer manufactures. In more recent years, the Company has received revenue from its commercial partners for product development and licensing of OraSolv and to a lesser extent commercial production of an OraSolv dosage form product which commenced in the first quarter of 1997 for Bristol-Myers Products. The Company expects to continue to incur losses at least through 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a materiel adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system and newly developed technologies as alternatives to conventional oral dosage forms. The Company expects that OraSolv products will be priced slightly higher than conventional swallow tablets. Although the Company believes that consumer research has been encouraging, there can be no assurance that market acceptance for the Company's OraSolv products will ever develop or be sustained.

     The company began manufacturing OraSolv products in commercial quantities in February 1997. Commercial sales have been made and revenue has been recognized from sales of OraSolv products. To achieve future desired levels of production, the Company will be required to increase its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners. Furthermore, the Company has only one manufacturing line and one facility capable of manufacturing OraSolv products. If this production line and/or facility becomes damaged or becomes incapable of manufacturing products due to natural disaster, governmental regulatory issues or otherwise, the Company would have no other means of producing OraSolv products.

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

     The Company has conducted an initial review regarding the effect the upcoming Year 2000 will have on its computer applications. This included key financial, information and operational systems. A plan is being developed to insure that the Company's systems and software infrastructure are Year 2000 compliant. Given the relatively small size of the Company's systems and the predominantly new hardware, software and operating systems, the Company does not anticipate the incremental costs, if any, of making the required systems modifications will have a material impact on the Company's results of operations or financial condition. However, the conversion is an uncertainty and there can be no assurance that unforeseen problems will not arise in connection with this issue. In addition, the Company is unable to control whether its current and future partners are Year 2000 compliant.

     The foregoing risks reflect the Company's stage of development and the nature of the Company's industry. The Company is also subject to a range of additional risks, including competition, uncertainties regarding the effects of healthcare reform on the pharmaceutical industry, including pressures exerted on the prices charged for pharmaceutical products and uncertainties regarding protection of patents and proprietary rights all of which may have a material adverse effect on the Company's business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS


The Company has instituted an opposition proceeding in the European Patent Office, and has requested that the United States Patent and Trademark Office declare an interference proceeding, each of which has been reported in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed no Current Reports on Form 8-K for the quarter ended March 31, 1998.


     EXHIBIT                                                                         PAGE NUMBER
     -------                                                                         -----------
     10.2      Letter Agreement, dated January 28, 1998, between the Company and
               Joseph R. Robinson, Ph.D.(1)

     10.8 Real Property Lease, dated March 6, 1998, between Braun-Kaiser and Company and the Company. (1)

     10.20     Non-Employee Directors' Fee Option Grant Program.(1)

      27       Financial Data Schedule                                                     13


---------------------

(1) Incorporated herein by reference to the correspondingly numbered exhibit to the Company's annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                               CIMA LABS INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CIMA LABS INC.



Date:   May 14, 1998      By:  /s/ John M. Siebert
        ------------           -------------------
                                   John M. Siebert, Ph.D.
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)





Date:   May 14, 1998      By:  /s/ Keith P. Salenger
        ------------           ---------------------
                                   Keith P. Salenger
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)