Form 10-Q
period 1998-06-30
CIMA LABS INC
filed 1998-08-12
CIK 833298

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                          Commission File Number 0-24424

                                  CIMA LABS INC.
              (Exact name of registrant as specified in its charter)


               Delaware                                41-1569769
--------------------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


          10000 Valley View Road, Eden Prairie, Minnesota  55344-9361
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                (612) 947-8700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No
                                       ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                  9,610,394 Shares
        ----------------------------            ------------------------------
                 (Class)                        (Outstanding at July 31, 1998)

                                    CIMA LABS INC.

                                  TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------
COVER PAGE                                                                 1

TABLE OF CONTENTS                                                          2

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Condensed Balance Sheets as of June 30, 1998
               and December 31, 1997                                       3

               Condensed Statements of Operations for the three-
               month and six-month periods ended June 30, 1998
               and 1997                                                    4

               Condensed Statements of Cash Flows for the six-month
               periods ended June 30, 1998 and 1997                        5

               Notes to Condensed Financial Statements                     6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         7

PART II.       OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                           12

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                             12

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

     ITEM 5.   OTHER INFORMATION                                           12

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                    CIMA LABS INC.
                               Condensed Balance Sheets

                                                                            June 30,      December 31,
                                                                              1998           1997(1)
                                                                          -----------    -------------
                                                                          (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                $2,834,822     $1,145,760
  Short-term investments                                                            -      3,277,300
  Accounts receivable:
    Net of allowance for doubtful accounts $32,150-1998; $32,150-1997       1,011,865      1,597,814
  Inventories--Note B                                                       1,175,841        630,619
  Prepaid expenses                                                            164,177        146,805
                                                                          -----------    -----------
Total current assets                                                        5,186,705      6,798,298
Property, plant and equipment                                              14,618,231     14,149,345
Less accumulated depreciation                                              (4,533,833)    (3,891,167)
                                                                          -----------    -----------
                                                                           10,084,398     10,258,178
Other assets:
  Lease deposits                                                               40,651         40,651
  Patents and trademarks, net of amortization                                 230,872        230,889
                                                                          -----------    -----------
                                                                              271,523        271,540
                                                                          -----------    -----------
Total assets                                                              $15,542,626    $17,328,016
                                                                          -----------    -----------
                                                                          -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $338,535       $128,712
  Accrued expenses                                                            617,787        620,580
  Advance royalties                                                           651,405        741,405
                                                                          -----------    -----------
Total current liabilities                                                   1,607,727      1,490,697
Long term liabilities:
  Equipment Financing                                                         209,326       -
Stockholders' equity
  Preferred Stock, $.01 par value:
    Authorized shares--5,000,000;  issued and
      outstanding shares-- none                                                     -        -
  Common Stock, $.01 par value:
    Authorized shares--20,000,000; issued and
     outstanding shares--9,610,394--June 30, 1998;
      9,608,394-- December 31, 1997                                            96,104         96,084
  Additional paid-in capital                                               57,274,274     57,268,594
  Accumulated losses                                                      (43,644,805)   (41,527,359)
                                                                          -----------    -----------
Total stockholders' equity                                                 13,725,573     15,837,319
                                                                          -----------    -----------
Total liabilities and stockholders' equity                                $15,542,626    $17,328,016
                                                                          -----------    -----------
                                                                          -----------    -----------

--------------------
(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                                    CIMA LABS INC.
                      Condensed Statements of Income (Unaudited)

                                                          Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                       -------------------------    --------------------------
                                                          1998            1997          1998            1997
                                                       -------------------------    --------------------------
Revenues:
  Net sales                                            $        -       $640,864       $157,692       $832,572
  Research and development fees &                       1,336,125        381,564      2,317,925        458,112
    licensing revenues
                                                       -------------------------    --------------------------
                                                        1,336,125      1,022,428      2,475,617      1,290,684

Costs and expenses:
  Cost of goods sold                                      296,900        987,233        637,522      1,568,106
  Research and product development                        869,276        754,161      2,347,776      1,984,661
  Selling, general and administrative                     940,094        998,660      1,700,942      1,888,359
                                                       -------------------------    --------------------------
                                                        2,106,270      2,740,074      4,686,240      5,441,126

Other income (expense):
  Interest income, net                                     34,339         65,413         92,298        193,704
  Other income (expense)                                     (609)       123,029            882        124,222
                                                       -------------------------    --------------------------
                                                           33,730        188,442         93,180        317,926

Net loss:                                               $(736,415)   $(1,529,204)   $(2,117,443)   $(3,832,516)
                                                       -------------------------    --------------------------
                                                       -------------------------    --------------------------

Net loss per share:
     Basic and diluted                                     $(0.08)        $(0.16)        $(0.22)        $(0.40)

Weighted average shares outstanding:
     Basic and diluted                                  9,610,394      9,490,541      9,609,808      9,468,893

See notes to condensed financial statements.

                                    CIMA LABS INC.
                    Condensed Statements of Cash Flows (Unaudited)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                           -------------------------
                                                                              1998           1997
                                                                           -------------------------
OPERATING ACTIVITIES
Net loss                                                                  $(2,117,443)   $(3,832,516)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    depreciation and amortization                                             807,438        422,382
    gain on sale of property, plant and equipment                               2,982          -
Changes in operating assets and liabilities:
    accounts receivable                                                       545,662       (519,528)
    inventories                                                              (545,222)      (380,647)
    other current assets                                                       22,916        (59,333)
    accounts payable                                                          209,824        295,941
    accrued expenses                                                          (35,958)        42,498
    advance royalties                                                        (105,000)         -
                                                                           -------------------------
Net cash used in operating activities                                      (1,214,801)    (4,031,203)
INVESTING ACTIVITIES
Purchase of and deposits on property, plant and equipment                    (349,878)      (360,943)
Proceeds from sale of property, plant & equipment                              27,000          -
Proceeds of maturities of short-term investments                            3,277,297      5,350,885
Patents and trademarks                                                        (56,255)       (58,081)
                                                                           -------------------------
Net cash used in investing activities                                       2,898,164      4,931,861
FINANCING ACTIVITIES
Proceeds from issuance of stock:
   Common Stock                                                                 5,700        429,168
   Preferred Stock                                                                  -          -
Security deposits on leases                                                         -        250,000
Payments on capital leases                                                          -          -
                                                                           -------------------------
Net cash (used in) provided by financing activities                             5,700        679,168
                                                                           -------------------------

Increase (decrease) in cash and cash equivalents                            1,689,063      1,579,826
Cash and cash equivalents at beginning of period                            1,145,760      2,666,032
                                                                           -------------------------
Cash and cash equivalents at end of period                                 $2,834,823     $4,245,858
                                                                           -------------------------
                                                                           -------------------------
Supplemental schedule of noncash
   investing and financing activities:

Acquisition of equipment pursuant to equipment loan and capital
     lease obligation                                                         257,490          -


See notes to condensed financial statements.

                                   CIMA LABS INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                             JUNE 30, 1998 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or fair market value.

                              June 30,      December 31,
                                1998            1997
                            -----------    --------------
Raw materials                 $725,413       $484,582

Work in process                     --             --

Finished products              450,428        146,037
                            -----------    --------------
                            $1,175,841       $630,619
                            -----------    --------------
                            -----------    --------------

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

GENERAL

     CIMA LABS INC., (the "Company"), founded in 1986, is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv-Registered Trademark- technology for marketing by multinational pharmaceutical companies. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's ease of use and effective taste-masking may foster greater patient compliance with recommended dosage regiments, both for over-the-counter ("OTC") and prescription products, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

     The Company's business strategy is to commercialize its OraSolv technology through collaborations with multinational pharmaceutical companies with emphasis on products which command a large market share, are in large market segments, or are profitable prescription pharmaceuticals. Product differentiation and brand name identity are critical to the successful marketing of pharmaceutical products. The Company believes that OraSolv affords pharmaceutical companies a means to significantly differentiate their products in the competitive pharmaceutical marketplace. Because it is a patented technology, OraSolv affords more enduring product differentiation than some of the more traditional approaches of changing product flavor or packaging innovations, which can be easily replicated. The Company has entered into agreements with a number of pharmaceutical companies for development, manufacture and commercialization of OraSolv products.

     The Company is currently focusing on developing OraSolv products for selected prescription drug applications. The Company believes that such prescription OraSolv products should result in improved taste acceptance and ease of administration, and so enhance patient compliance with the recommended dosage regimen for such prescription pharmaceuticals. In the third quarter of 1997, the Company signed its first two pharmaceutical license option and product development agreements with two multinational pharmaceutical companies. The Company is continuing work on both of these projects. On July 1, 1998, the Company signed Exclusive License & Supply Agreements with Novartis Consumer Health, Inc. ("Novartis"), a multinational pharmaceutical company. The agreements cover full scale production of three Triaminic-Registered Trademark-products in the Company's OraSolv dosage form. The Company began commercial production for this product during the second quarter of 1998. It is anticipated that the retail launch for this product will be in late 1998. The development of new oral drug delivery technologies has also been initiated. These technologies include a new oral solid delivery system, DuraSolv-TM-; a unique sustained-released delivery system, OraSolv-Registered Trademark-SR; and an improved efficacy delivery system, OraVescent-TM-. One of the Company's recently signed agreements utilizes the OraSolvSR technology. The goal of the Company is to focus on drug delivery technologies that improve efficacy and therefore provide greater value-added benefits.

     At June 30, 1998, the Company had accumulated losses of approximately $43,600,000. The Company recorded its first commercial sales using the Company's OraSolv technology in the three-month period ended March 31, 1997. Prior to this the Company's revenues have been from sales using the Company's AutoLution-Registered Trademark- (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaborative agreements, and research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. Approximately 52% of the Company's total revenues to date have been generated from development work and sales for AutoLution products. The Company is not currently manufacturing liquid effervescent products, and has not recognized any revenues from such products since 1995. Over the last three years, revenue has been generated primarily from product development fees for work related to OraSolv products and to a lesser extent sales and licensing revenue related to OraSolv products. In addition to revenues from manufacturing, product development and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $26,000,000 from private sales of equity securities and $16,400,00 and $12,000,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. At June 30, 1998, the Company had 9,610,394 shares of its Common Stock outstanding.

     The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv products and products based on such new technologies to be marketed by these corporate partners. The Company is highly dependent upon the efforts of their corporate partners to successfully market OraSolv products. Although the Company believes these partners have and will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

     The Company expects that losses will continue through at least 1998, even though the Company expects to continue generating sales revenue from manufacturing OraSolv products in 1998. Research and development expenses will increase as the Company continues to investigate new drug delivery technologies. In addition, the Company is investigating the possibility of utilizing microencapsulation for the development of sustained released systems. Personnel costs for research and development are expected to remain relatively stable as the majority of the necessary personnel for this function have already been hired. Personnel costs for administration may decrease slightly as a reflection of our effort to reduce corporate overhead. As the Company continues production, additional operations personnel may need to be added to meet corporate partners' orders. Manufacturing infrastructure costs should not need to increase materially as there is capacity to meet short-term production needs.

     In recent years, the Company has actively marketed its OraSolv technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts with several different pharmaceutical companies regarding a variety of potential products. In the first quarter of 1997, the Company began commercial production for Bristol-Myers Squibb Company ("Bristol-Myers") of the first product in the Company's OraSolv dosage form, which was officially launched in September 1997. In the second quarter of 1997, the Company expanded its relationship with Bristol-Myers and signed a global non-exclusive license agreement which covers multiple products. In the third quarter of 1997, the first two prescription product license option and development agreements were signed.
Each agreement is for a product which is currently marketed by the Company's partners, Schering Corporation ("Schering-Plough") and Zeneca Pharmaceuticals ("Zeneca"). The Company and Zeneca have already announced their collaboration on Zeneca's new antimigraine compound zolmitriptan (Zomig-Registered Trademark-). In the fourth quarter of 1997, a development and license option agreement was signed with Novartis, and as previously noted, this has been converted to exclusive license and supply agreements effective July 1, 1998. There can be no assurance that any of these activities or discussions will result in the eventual marketing of products using OraSolv or the Company's other technologies.

RESULTS OF OPERATIONS

              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     The Company's results of operations for the three- and six-month periods ended June 30, 1998 reflect the continued emphasis of developing OraSolv products for our corporate partners and research efforts for the Company's new technologies. Total revenues increased to $1,337,000 and $2,476,000 in the three- and six-month periods ended June 30, 1998, respectively, from $1,023,000 and $1,291,000 in the three- and six-month periods ended June 30, 1997. In 1998, over 90% of the revenue relates to license revenue and product development fees earned from the Company's corporate partners. The majority of these revenues were generated by two prescription product collaborations, one each with Schering Plough and Zeneca, and the over-the-counter product collaboration with Novartis. The 1997 revenues consisted of sales of $641,000 for the initial commercial product using the OraSolv technology. Inventory levels at the customer were higher than anticipated in the first half of 1998 which is reflected in the 1998 sales figure of $158,000. The $458,000 in product development fees in the first six-months of 1997 is substantially for product development fees for the OTC product, Tempra-Registered Trademark- for Bristol-Myers that was launched in September 1997.

     These revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments, royalties and manufacturing fees. So long as the Company has relatively few agreements with corporate partners, license revenues and product development fees will tend to fluctuate on a quarter-to-quarter basis.

     Cost of goods sold decreased to $297,000 and $638,000 in the three- and six-month periods ended June 30, 1998, respectively, from $987,000 and $1,568,000 in the three- and six-month periods ended June 30, 1997. The decrease in 1998 is primarily attributable to decreased production and to certain non-recurring start-up costs that were incurred in 1997 due to the initial commercial production of a product using OraSolv technology. Cost of goods sold for the three months ended June 30, 1998, do include costs for the production of the Triaminic-Registered Trademark- products for Novartis for which the supply agreement was signed July 1, 1998. Research and development expenses increased to $869,000 and $2,348,000 for the three- and six-month periods ended June 30, 1998, respectively, from $754,000 and $1,985,000 in the three- and six-month periods ended June 30, 1997. The increase is a direct result of increased research and development efforts being performed for the Company's corporate partners. In addition, additional research personnel have been hired to focus their efforts on developing new technologies. Selling, general and administrative expenses decreased to $940,000 and $1,701,000 in the three- and six-month periods ended June 30, 1998, respectively, from $999,000 and $1,888,000 for the same periods in 1997, respectively. The decrease in selling, general and administrative expenses was primarily due to the reduction in spending on consumer marketing research studies conducted in 1997, to support OraSolv and reductions in legal and outside consulting fees. Other income decreased to $34,000 and $93,000 in the three- and six-month periods ended June 30, 1998, respectively, from $188,000 and $318,000 for the same periods in 1997, respectively. Other income is comprised mainly of interest income which has decreased as its dependent on the cash position of the Company. In addition, other income in the three-month period ended June 30, 1997, included a $120,000 state sales and use tax refund for previously purchased fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing and supply agreements. Through June 30, 1998, the Company had received net offering proceeds from such private and public sales of approximately $57,268,000, had net sales from manufacturing and supply agreements of approximately $16,567,000, and other revenues that include licensing fees, product and development and milestone fees of $9,947,000. Among other things, these funds were used to purchase approximately $16,000,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's new manufacturing facility. Cash, cash equivalents and short-term investments were approximately $2,835,000 at June 30, 1998.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements with corporate partners, the progress of the Company's research and development programs and receipt of revenues from the collaborative agreements, sales of the Company's products, and the need to expand production capacity. The Company believes that its currently available funds together with revenues from operations will meet its anticipated needs through 1998. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through research and development relationships with suitable potential corporate partners and/or through public or private financings, including equity financing which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through June 1998. At December 31, 1997, the net operating losses available to offset taxable income were approximately $42,259,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

     The Company began commercial production of its first product in the Company's OraSolv dosage form only one year ago and must be evaluated in light of the uncertainties and complications present for any company that has just recently begun to derive product revenues and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through June 30, 1998 of $43,600,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which historically had been derived primarily from the manufacturing of AutoLution and other non-OraSolv products which the Company no longer manufactures. In more recent years, the Company has received revenue from its commercial partners for product development and licensing of OraSolv and to a lesser extent commercial production of an OraSolv dosage form product which commenced in the first quarter of 1997 for Bristol-Myers. The Company expects to continue to incur additional losses at least through 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system and newly developed technologies as alternatives to conventional oral dosage forms. The Company expects that OraSolv products will be priced slightly higher than conventional swallow tablets. Although the Company believes that the consumer research it has conducted has been encouraging, there can be no assurance that market acceptance for the Company's OraSolv products will ever develop or be sustained.

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

     The Company intends to increase its research and development expenditures to enhance its current technologies, to pursue internal proprietary drug delivery technologies and to pursue new technologies. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons. Such reasons include the possibilities of not finding a partner to market the product, the product being difficult to manufacture on a large scale or of being uneconomical to market.

     The Company has conducted an initial review regarding the effect the upcoming Year 2000 will have on its computer applications. This review included key financial, information and operational systems. A plan is being developed to insure that the Company's systems and software infrastructure are Year 2000 compliant. Given the relatively small size of the Company's systems and the predominantly new hardware, software and operating systems, the Company does not anticipate the incremental costs, if any, of making the required systems modifications will have a material impact on the Company's results of operations or financial condition. However, the conversion is an uncertainty and there can be no assurance that unforeseen problems will not arise in connection with this issue. In addition, the Company is unable to control whether its current and future corporate partners are Year 2000 compliant.

The foregoing risks reflect the Company's stage of development and the nature of the Company's industry. The Company is also subject to a range of additional risks, including competition, uncertainties regarding the effects of healthcare reform on the pharmaceutical industry, including pressures exerted on the prices charged for pharmaceutical products and uncertainties regarding protection of patents and proprietary rights, all of which may have a material adverse effect on the Company's business.

                                   CIMA LABS INC.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 3, 1998, the Company held its annual meeting of stockholders, at which meeting the stockholders took the following actions:

          (i) elected John M. Siebert, Ph.D., Terrence W. Glarner, Steven B. Ratoff and Joseph R. Robinson, Ph.D., to serve as directors of the Company for the ensuing year and until their successors are elected;

          (ii) approved the amendment and restatement of the Company's Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 400,000 shares to 2,400,000; and

          (iii) ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998.

          Such actions were taken by the following votes:

                                                                     VOTES
                                                                     -----
                                                  VOTES FOR         WITHHELD
                                                  ---------         ---------
          Election of Directors:
               John M. Siebert, Ph.D.             7,497,467           287,727
               Terrence W. Glarner                7,501,267           283,927
               Steven B. Ratoff                   7,501,367           283,827
               Joseph R. Robinson, Ph.D.          4,418,642         3,366,552


                                       VOTES FOR    VOTES AGAINST    ABSTENTIONS
                                       ---------    -------------    -----------
          Amendment of Stock Plan      5,788,542      1,981,609        15,043
          Ratification of Auditors     7,758,044          6,800        20,350

     ITEM 5.   OTHER INFORMATION.

          None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

               Item      Description
               ----      -----------

               10.11     Equity Incentive Plan, as amended and restated.

               27        Financial Data Schedule.

                                    CIMA LABS INC.

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                    CIMA LABS INC.





Date:  August 12, 1998                  By: /s/  John M. Siebert
     ----------------------                -------------------------------------
                                        John M. Siebert
                                        President and Chief Executive Officer



Date:  August 12, 1998                  By: /s/  Keith P. Salenger
     ----------------------                -------------------------------------
                                        Keith P. Salenger
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                    EXHIBIT INDEX


     NO. OF EXHIBIT           DESCRIPTION
     --------------           -----------

     10.11                    Equity Incentive Plan, as amended and restated.

     27                       Financial Data Schedule.