Form 10-Q
period 1998-09-30
CIMA LABS INC
filed 1998-11-16
CIK 833298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-24424

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                  41-1569769
-----------------------------------     ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

           10000 Valley View Road, Eden Prairie, Minnesota 55344-9361
          -----------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (612) 947-8700
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                  ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                   9,610,394 Shares
  ----------------------------          ---------------------------------
           (Class)                      (Outstanding at October 30, 1998)

                                 CIMA LABS INC.

                                TABLE OF CONTENTS

                                                                                            PAGE NUMBER
                                                                                            -----------

COVER PAGE                                                                                       1

TABLE OF CONTENTS                                                                                2

PART I.             FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS.

                    Condensed Balance Sheets as of September 30, 1998
                    and December 31, 1997                                                        3

                    Condensed Statements of Operations for the three-
                    month and nine-month periods ended September 30, 1998
                    and 1997                                                                     4

                    Condensed Statements of Cash Flows for the nine-month
                    periods ended September 30, 1998 and 1997                                    5

                    Notes to Condensed Financial Statements                                      6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.                                         7

PART II.            OTHER INFORMATION

                    ITEM 1.      LEGAL PROCEEDINGS.                                             13

                    ITEM 2.      CHANGES IN SECURITIES.                                         13

                    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.                               13

                    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.           13

                    ITEM 5.      OTHER INFORMATION.                                             13

                    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                              13

SIGNATURES                                                                                      15

EXHIBIT INDEX                                                                                   16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 CIMA LABS INC.
                             Condensed Balance Sheets

                                                                  September 30,                 December 31,
                                                                       1998                         1997(1)
                                                                ------------------------------------------------
                                                                    (Unaudited)                     (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                              $3,188,295                   $1,145,760
  Short-term investments                                                          -                    3,277,300
  Accounts receivable:
    Net of allowance for doubtful accounts
     $64,300-1998; $32,150-1997                                           1,062,525                    1,597,814
  Inventories--Note B                                                       638,698                      630,619
  Prepaid expenses                                                          192,522                      146,805
                                                                 -------------------           ------------------
Total current assets                                                      5,082,040                    6,798,298

Property, plant and equipment                                            14,682,301                   14,149,345
Less accumulated depreciation                                            (4,946,149)                  (3,891,167)
                                                                 -------------------           ------------------
                                                                          9,736,152                   10,258,178
Other assets:
  Lease deposits                                                             40,651                       40,651
  Patents and trademarks, net of amortization                               212,005                      230,889
                                                                 -------------------           ------------------
                                                                            252,656                      271,540
                                                                 -------------------           ------------------
                                                                 -------------------           ------------------

Total assets                                                            $15,070,848                  $17,328,016
                                                                 -------------------           ------------------
                                                                 -------------------           ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $363,961                     $128,712
  Accrued expenses                                                          863,704                      620,580
  Advance royalties                                                         576,405                      741,405
                                                                 -------------------           ------------------
Total current liabilities                                                 1,804,070                    1,490,697
Long term liabilities:
  Equipment financing                                                       196,551                            -
Stockholders' equity
  Preferred Stock, $.01 par value:
    Authorized shares--5,000,000; issued and
     outstanding shares--none
  Common Stock, $.01 par value:
    Authorized shares--20,000,000; issued and
     outstanding shares--9,610,394--September 30,
     1998; 9,608,394--December 31, 1997                                      96,104                       96,084
  Additional paid-in capital                                             57,274,274                   57,268,594
  Accumulated losses                                                    (44,300,151)                 (41,527,359)
                                                                 -------------------           ------------------
Total stockholders' equity                                               13,070,227                   15,837,319
                                                                 -------------------           ------------------
Total liabilities and stockholders' equity                              $15,070,848                  $17,328,016
                                                                 -------------------           ------------------
                                                                 -------------------           ------------------

--------
(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                                 CIMA LABS INC.
                     Condensed Statements of Income (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                    -------------------------------------  ------------------------------------
                                                               September 30,                          September 30,
                                                    -------------------------------------  ------------------------------------
                                                          1998               1997                1998              1997
                                                    -------------------------------------  ------------------------------------
Revenues:
  Net sales                                                  $719,695           $825,117            $877,387        $1,657,689
  Research and development fees &
    licensing revenues                                      1,587,669            800,884           3,905,594         1,258,996
                                                    -------------------------------------  ------------------------------------
                                                            2,307,364          1,626,001           4,782,981         2,916,685
Costs and expenses:
  Cost of goods sold                                        1,166,857          1,323,096           1,804,379         2,891,202
  Research and product development                          1,030,371            594,773           3,378,147         2,579,434
  Selling, general and administrative                         793,869            739,751           2,494,811         2,628,110
                                                    -------------------------------------  ------------------------------------
                                                            2,991,097          2,657,620           7,677,337         8,098,746
Other income (expense):
  Interest income, net                                         29,471             68,783             121,770           262,487
  Other income (expense)                                       (1,086)             1,418                (204)          125,640
                                                    -------------------------------------  ------------------------------------
                                                               28,385             70,201             121,566           388,127
Net loss:                                                   ($655,348)         ($961,418)        ($2,772,790)      ($4,793,934)
                                                    -------------------------------------  ------------------------------------
                                                    -------------------------------------  ------------------------------------

Net loss per share:
     Basic and diluted                                         $(0.07)            $(0.10)             $(0.29)           $(0.50)

Weighted average shares outstanding:
     Basic and diluted                                      9,610,394          9,556,054           9,610,006         9,498,266

See notes to condensed financial statements.

                                 CIMA LABS INC.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                         Nine Months Ended         Nine Months Ended
                                                                           September 30,             September 30,
                                                                      ------------------------   -----------------------
                                                                               1998                       1997
                                                                      ------------------------   -----------------------
OPERATING ACTIVITIES
 Net loss                                                                         ($2,772,792)              ($4,793,934)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    depreciation and amortization                                                   1,251,746                   695,145
    gain on sale of property, plant and equipment                                       4,734                         0
Changes in operating assets and liabilities:
     accounts receivable                                                              495,001                (1,122,175)
     inventories                                                                       (8,078)                 (399,051)
     other current assets                                                              (5,429)                 (139,026)
     accounts payable                                                                 235,249                    85,422
     accrued expenses                                                                 208,798                   860,635
     advance royalties                                                               (180,000)                        0
                                                                      ------------------------   -----------------------
Net cash used in operating activities                                                (770,771)               (4,812,984)

INVESTING ACTIVITIES
Purchase of and deposits on property, plant and equipment                            (436,113)                 (588,969)
Purchase of short-term investments                                                          0                (1,257,262)
Proceeds from sale of property, plant & equipment                                      33,000                         0
Proceeds of maturities of short-term investments                                    3,277,300                 5,350,885
Patents and trademarks                                                                (66,581)                  (80,030)
                                                                      ------------------------   -----------------------
Net cash provided by (used in) investing activities                                 2,807,606                 3,424,624

FINANCING ACTIVITIES
Proceeds from issuance of stock:
   Common Stock                                                                         5,700                   562,188
Security deposits on leases                                                                 0                   250,000
                                                                      ------------------------   -----------------------
Net cash provided by financing activities                                               5,700                   812,188
                                                                      ------------------------   -----------------------
Increase (decrease) in cash and cash equivalents                                    2,042,535                  (576,172)
Cash and cash equivalents at beginning of period                                    1,145,760                 2,666,032
                                                                      ------------------------   -----------------------

Cash and cash equivalents at end of period                                         $3,188,295                $2,089,860
                                                                      ------------------------   -----------------------
                                                                      ------------------------   -----------------------

Supplemental schedule of noncash investing and
  financing activities:
Acquisition of equipment pursuant to equipment loan
  and capital lease obligation                                                        245,876                     --

See notes to condensed financial statements.

                                  CIMA LABS INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or fair market value.

                                        September 30,             December 31,
                                            1998                      1997
                                      ------------------        ------------------
Raw materials                               $638,698                  $484,582
Work in process                                   --                        --
Finished products                                 --                   146,037
                                      ------------------        ------------------
                                            $638,698                  $630,619
                                      ------------------        ------------------
                                      ------------------        ------------------

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

GENERAL

         CIMA LABS INC. (the "Company"), founded in 1986, is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented OraSolv(R) technology for marketing by multinational pharmaceutical companies. OraSolv is an oral dosage formulation incorporating microencapsulated active drug ingredients into a tablet which dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. OraSolv's fast-dissolving capability may enable patients in certain age groups or those with any of a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv is more convenient than traditional tablet-based oral dosages as it does not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's ease of use and effective taste-masking may foster greater patient compliance with recommended dosage regiments, for both prescription and over-the-counter ("OTC") products, thereby improving therapeutic outcomes and reducing costs in the healthcare system.

         The Company's business strategy is to commercialize its OraSolv technology through collaborations with multinational pharmaceutical companies with emphasis on products that command a large market share, are in large market segments, or are profitable prescription pharmaceuticals. Product differentiation and brand name identity are critical to the successful marketing of pharmaceutical products. The Company believes that OraSolv affords pharmaceutical companies a means to significantly differentiate their products in the competitive pharmaceutical marketplace. Because it is a patented technology, OraSolv affords more enduring product differentiation than some of the more traditional approaches of changing product flavor or packaging innovations, which can be easily replicated. The Company has entered into agreements with a number of pharmaceutical companies for development, manufacture and commercialization of OraSolv products.

         The Company is currently focusing on developing OraSolv products for selected prescription drug applications. The Company believes that such prescription OraSolv products should result in improved taste acceptance and ease of administration, and so enhance patient compliance with the recommended dosage regimen for such prescription pharmaceuticals. In the third quarter of 1997, the Company signed its first two pharmaceutical license option and product development agreements with two multinational pharmaceutical companies, and is actively working on both of these projects. The Company is also continuing its ongoing arrangements involving OTC products, having moved to a successive phase in its relationship with Novartis Consumer Health, Inc. ("Novartis"), a multinational pharmaceutical company, by signing exclusive License and Supply Agreements with that company on July 1, 1998. The agreements cover full scale production of three Triaminic(R) products in the Company's OraSolv dosage form. The Company began commercial production for this product during the second quarter of 1998, and sales commenced in the third quarter of 1998. This has been a regional launch, with a full national launch anticipated in 1999. The Company has also initiated the development of new oral drug delivery technologies. These technologies include a new oral solid delivery system, DuraSolv(TM); a unique sustained-released delivery system, OraSolv(R)SR; and an improved efficacy delivery system, OraVescent(TM). One of the Company's recently signed agreements utilizes the OraSolvSR technology. The goal of the Company is to focus on drug delivery technologies that improve efficacy and therefore provide greater value-added benefits.

         At September 30, 1998, the Company had accumulated losses of approximately $44,300,000. The Company recorded its first commercial sales using the Company's OraSolv technology in the three-month period ended March 31, 1997. The Company's revenues have previously been from sales using the Company's older AutoLution(R) (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaborative agreements, and product research and development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. Approximately 48% of the Company's total revenues to date have been generated from development work and sales of AutoLution products. The Company is not currently manufacturing liquid effervescent products, and has not recognized any revenues from such products since 1995. Over the last three years approximately $11,200,000 of revenue has been generated from three major sources: product development fees (approximately 50% of the total) for work related to OraSolv products, and to a lesser extent sales (approximately 30%) of OraSolv products and licensing revenues (approximately 20%) related to OraSolv products. In addition to revenues from product development, manufacturing and licensing, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $26,000,000 from private sales of equity securities and $16,400,000 and $12,000,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. At September 30, 1998, the Company had 9,610,394 shares of its Common Stock outstanding.

         The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv products and products based on the Company's other new technologies to be marketed by these corporate partners. The Company is highly dependent upon the efforts of their corporate partners to successfully market these. Although the Company believes these partners have, and future partners will have, an economic motivation to market these products vigorously, the amount and timing of their resources to be devoted to marketing are not within the control of the Company. These partners could make independent material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature, and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

         The Company expects that losses will continue through at least 1998, even though the Company expects to continue to generate sales revenue from manufacturing OraSolv products in 1998. Research and development expenses will increase as the Company continues to investigate new drug delivery technologies. In addition, the Company is investigating the possibility of utilizing microencapsulation for the development of sustained-release systems. Personnel costs for research and development are expected to increase moderately as the efforts expended on new technologies such as this increases. Personnel costs for administration may decrease slightly as a result of our effort to reduce corporate overhead. However, as the Company continues production, additional operations personnel may need to be added to meet corporate partners' orders. Manufacturing infrastructure costs should not increase materially in 1998 or 1999 as capacity is expected to meet short-term production needs.

     In recent years, the Company has actively marketed its OraSolv technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts with several different pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. In the first quarter of 1997, the Company began commercial production for Bristol-Myers Squibb Company ("Bristol-Myers") of the first product in the Company's OraSolv dosage form, which was officially launched in September 1997. In the second quarter of 1997, the Company expanded its relationship with Bristol-Myers and signed a global non-exclusive license agreement which covers multiple products. In the third quarter of 1997, the first two prescription product license option and development agreements were signed. Each agreement is for a product which is currently marketed by the Company's partners, Schering Corporation ("Schering-Plough") and Zeneca Pharmaceuticals ("Zeneca"). The product under development for Zeneca is its new antimigraine compound zolmitriptan (Zomig-Registered Trademark-). In the third quarter of 1998, the development and option agreement with Schering-Plough was amended to extend the previously executed agreement. In October of 1998, the Company and SmithKline Beecham terminated their License Agreement related to an OTC product, as the Company continues to focus its efforts on the development of prescription pharmaceuticals. In the fourth quarter of 1997, the development and license option agreement was signed with Novartis which has been converted to exclusive license and supply agreements effective July 1, 1998. In the third quarter 1998 financial results, sales are recorded to Novartis for shipments of Triaminic-Registered Trademark- Softchews-Registered Trademark- for a regional launch. However, there can be no assurance that any of these activities or discussions will result in the eventual marketing of products using OraSolv or the Company's other technologies.

RESULTS OF OPERATIONS

     THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company's results of operations for the three- and nine-month periods ended September 30, 1998 reflect the continued emphasis of developing Orasolv products for its corporate partners and research efforts for the Company's new technologies. Total revenues increased to $2,307,000 and $4,783,000 in the three- and nine-month periods ended September 30, 1998, respectively, from $1,626,000 and $2,917,000 in the three- and nine-month periods ended September 30, 1997. In 1998, over 80% of the revenue relates to product development and milestone fees and licensing revenues earned from the Company's corporate partners. The majority of these revenues were generated by two prescription product collaborations, one each with each of Schering-Plough and Zeneca, and an over-the-counter cough cold product, Triaminic(R) Softchews, with Novartis. Sales were $720,000 for the three-month period ended September 30, 1998, representing the initial shipments to Novartis for their regional launch of Triaminic Softchews. Sales were $825,000 for the same period in 1997. The decrease in sales is caused by ordering patterns of our corporate partners to support the marketing of their products. Sales were $877,000 for the nine-month period ended September 30, 1998, as compared to $1,658,000 for the same period in 1997. The decrease in sales is due to the ordering patterns of our corporate partners, with the 1997 sales representing a national launch for a product, while in 1998, the majority of the sales are for the regional launch of Triaminic Softchews. Product development fees and licensing revenues were $1,587,000 and $3,906,000 for the three- and nine-month periods ended September 30, 1998, respectively, compared to $801,000 and $1,259,000, respectively, in the comparable periods of 1997. The increase in 1998 in these fees and revenues is mainly from the Company's collaborative arrangements with Novartis, Schering-Plough and Zeneca and represents progress made on these projects. In 1997, the revenues consist principally of the license fees for the signing of the Company's two prescription product agreements in the third quarter of 1997, and product development fees for the OTC product, Tempra(R); from Bristol-Myers earned in the first half of 1997.

     The sales and other revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments and manufacturing fees. So long as the Company has relatively few agreements with corporate partners, sales, license revenues and product development fees will tend to fluctuate on a quarter-to-quarter basis.

     Cost of goods sold decreased to $1,167,000 and $1,804,000 in the three- and nine-month periods ended September 30, 1998, respectively, from $1,323,000 and $2,891,000 in the three- and nine-month periods ended
September 30, 1997. The decrease in 1998 costs is primarily attributable to decreased production and to certain non-recurring start-up costs that were incurred in the first quarter of 1997 for the initial commercial production of a product using OraSolv technology. Research and development expenses increased to $1,030,000 and $3,378,000 for the three- and nine-month periods ended September 30, 1998, respectively, from $595,000 and $2,580,000 in the three- and nine-month periods ended September 30, 1997. The increase is a direct result of increased research and product development efforts being performed for the Company's corporate partners. In addition, research personnel have expended resources to focus on discovery and development of new technologies. Selling, general and administrative expenses increased to $794,000 for the three-month period ended September 30, 1998, as compared to $740,000 for the same period in 1997. This small increase is primarily attributable to the timing of recording the bonus accrual. On a year-to-date basis, the total of the accruals in 1997 and 1998 are approximately the same; however, for the three-month period ended September 30, 1998 there is approximately $60,000 more accrued than in the comparable period of 1997. On a year-to-date basis, 1998 selling, general and administrative expenses have decreased compared to 1997, as there has been a reduction in spending on consumer marketing research studies conducted to support OraSolv.

     Other income decreased to $29,000 and $121,000 in the three- and nine-month periods ended September 30, 1998, respectively, from $70,000 and $388,000 for the same periods in 1997, respectively. Other income is comprised mainly of interest income, which has decreased as it is dependent on the cash position of the Company. In addition, other income in the nine-month period ended September 30, 1997 included a $120,000 state sales and use tax refund for previously purchased fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing and supply agreements. Through September 30, 1998, the Company had received net offering proceeds from such private and public sales of approximately $57,268,000, had net sales from manufacturing and supply agreements of approximately $17,257,000, and other revenues that include licensing fees, product and development and milestone fees of $11,536,000. Among other things, these funds were used to purchase approximately $16,100,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's manufacturing facility. Cash, cash equivalents and short-term investments were approximately $3,188,000 at September 30, 1998.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements with corporate partners, the progress of the Company's research and development programs and receipt of revenues from the collaborative agreements, sales of the Company's products, and the need to expand production capacity. The Company believes that its currently available funds together with revenues from operations will meet its anticipated needs through 1998. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through research and development relationships with suitable potential corporate partners and/or through public or private financings, including equity financing, which may be dilutive to stockholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through September 30, 1998. At December 31, 1997, the net operating losses available to offset taxable income were approximately $42,259,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

     The Company began commercial production of its first product in the Company's OraSolv dosage form in the first quarter of 1997 and its second in the second quarter of 1998. The Company must be evaluated in light of the uncertainties and complications present for any company that only recently began to derive product revenues and, in particular, a company in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through September 30, 1998 of $44,300,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies, marketing the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues, which historically had been derived primarily from the manufacturing of AutoLution and other non-OraSolv products which the Company no longer manufactures. In more recent years, the Company has received revenue from its commercial partners for product development and licensing of OraSolv and, to a lesser extent, commercial production of an OraSolv dosage form product which commenced in the first quarter of 1997 for Bristol-Myers. The Company expects to continue to incur additional losses at least through the end of 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system and newly developed technologies as alternatives to conventional oral dosage forms. The Company expects that OraSolv products will be priced slightly higher than conventional swallow tablets. Although the Company has found the results of consumer research it has conducted to be very encouraging, there can be no assurance that market acceptance for the Company's OraSolv products will ever develop or be sustained.

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

     The quick dissolve drug delivery field is fairly new and rapidly evolving and it is expected to continue to undergo improvements and rapid technological changes. There can be no assurance that current or new competitors of the Company will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that could render the Company's technology and products non-competitive, or that any technology developed by the Company will be preferred by consumers to any existing or newly developed technologies.

     The Company intends to increase its research and development expenditures to enhance its current technologies, to pursue internal proprietary drug delivery technologies and to pursue new technologies. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons, including the inability to find a partner to market the product, difficulty in manufacturing the product on a large scale, or inability to render the product economical to market.

     The Company has substantially completed the assessment of the impact that the Year 2000 date conversion may have on its internal systems and software, including information technology ("IT") and non-IT, or embedded technology systems. The Company believes its risks relating to Year 2000 problems in its systems to be very low, as its IT systems are relatively small and predominantly new and its software consists entirely of "off the shelf" packages for which Year 2000 compliant upgrades are available and have largely already been implemented. The Company's engineers also believe that its non-IT systems will not experience adverse effects from the Year 2000 date conversion.

     The Company has designated an individual to oversee Year 2000 compliance, and has implemented a plan to ensure that during 1999 the Company will have upgraded each of its software packages to versions, or have converted to a replacement package, that the vendors thereof claim to be free of Year 2000 problems. The Company plans to replace any hardware that may be affected by the Year 2000 date conversion, or alter its use to one not sensitive to Year 2000 issues. The Company has spent approximately $3,000 on software upgrades and expects the total expenditure for such upgrades to be less than $10,000. The Company has largely completed its replacement or reallocation of hardware that may present Year 2000 concerns, and estimates the total cost of any replacement to be less than $10,000. The Company also plans to spend approximately $2,000 during the fourth quarter of 1998 to hire a consultant to review the Company's plans and actions relating to Year 2000 compliance. The Company believes that its risks related to Year 2000 compliance of its internal systems to be immaterial.

     The Company has also initiated discussions with its corporate partners to determine that those parties have appropriate plans to remediate Year 2000 issues. To date, none of the Company's partners has indicated significant concerns about their ability to do so. However, a substantial negative impact of Year 2000 issues on one of the Company's few large corporate partners that significantly affects the partner's ability to do business could have a material adverse effect on the operations and financial condition of the Company.

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

     Eurand America, Inc. and Eurand International, S.p.A. (collectively, "Eurand") have filed a complaint in the United States District Court for the District of Delaware, but have not served the same upon the Company. The complaint alleges various causes of action including unfair competition, misappropriation of trade secrets and conversion, all arising out of the filing by the Company and Stanford Research Institute ("SRI") of a patent application relating to coating of active ingredients to taste-mask them by a process referred to as "coacervation". The Company has used, and may continue to use coacervation to provide taste-masking. The specific coacervation technology and active target addressed in the patent is not expected to be used in the future. The complaint was filed in the course of continuing negotiations between the Company and Eurand with regard to rights to the subject matter claimed in such applications. Those negotiations are continuing, and the Company presently expects to dispose of the matter through such negotiations without any material adverse effect on the Company.

     ITEM 2.  CHANGES IN SECURITIES.

              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None

     ITEM 5.  OTHER INFORMATION.

              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS

              Item              Description
              ----              -----------
              10.31             License Agreement between Novartis
                                Consumer Health, Inc. and the
                                Company, dated July 1, 1998.(1)

              10.32             Supply Agreement between Novartis
                                Consumer Health, Inc., and the Company,
                                dated July 1, 1998.(1)

              27                Financial Data Schedule.


---------------
(1)  Confidential treatment has been requested for this exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                     CIMA LABS INC.

Date:  November 16, 1998               By: /s/ John M. Siebert
     ------------------------              -------------------------------------
                                           John M. Siebert
                                           President and Chief Executive Officer

Date:  November 16, 1998               By: /s/ Keith P. Salenger
     ------------------------              -------------------------------------
                                           Keith P. Salenger
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                   EXHIBIT INDEX

NO. OF EXHIBIT       DESCRIPTION
--------------       -----------
10.31                License Agreement between Novartis Consumer Health, Inc.
                     and the Company, dated July 1, 1998.(1)

10.32 Supply Agreement between Novartis Consumer Health, Inc., and the Company, dated July 1, 1998.(1)

27                   Financial Data Schedule.

-----------------
(1)  Confidential treatment has been requested for this exhibit.