Form 10-K
period 1998-12-31
CIMA LABS INC
filed 1999-03-31
CIK 833298

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998

                             Commission File No. 0-24424

                                    CIMA LABS INC.
                (Exact name of Registrant as specified in its charter)

                              --------------------------

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
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 1999, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on March 15, 1999, was $18,542,055.*

The number of shares of Common Stock outstanding as of March 15, 1999 was 9,610,394.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Report.

------------------------------
* Excludes approximately 3,794,191 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at March 15, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                       PART I.

     Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "CIMA" in this Annual Report on Form 10-K relate to CIMA LABS INC., a Delaware corporation.

     The following trademarks of the Company are used in this Annual Report on Form 10-K: "CIMA-Registered Trademark-," "CIMA LABS INC.-Registered Trademark-," "OraSolv-Registered Trademark-," "OraSolv-Registered Trademark-SR", DuraSolv-TM-, PakSolv-TM-, "OraVescent-TM-SL/BL and "OraVescent-TM-SS."

ITEM 1.   BUSINESS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE SUCCESS OF THE COMPANY IN MANUFACTURING THE COMPANY'S TECHNOLOGIES, THE AVAILABILITY OF ADEQUATE FUNDS FOR THE COMPANY'S OPERATIONS, THE SUCCESS OF THE COMPANY IN COMMERCIALIZING ITS NEW DRUG DELIVERY PROGRAMS, AND THE COMPANY'S RELIANCE ON ITS KEY PERSONNEL AND PARTNERS, WHICH ARE DISCUSSED IN THIS SECTION, AND IN GREATER DETAIL UNDER THE CAPTION "BUSINESS RISKS," AND IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

OVERVIEW

     CIMA, a Delaware corporation incorporated in 1986, is a drug delivery company focused primarily on the development and manufacture of pharmaceutical products based upon its patented oral drug delivery technologies for marketing by national and multinational pharmaceutical companies. The Company offers technologies in the fast-dissolve and oral transmucosal areas. OraSolv and DuraSolv, its premier fast-dissolve technologies, are oral dosage formulations incorporating microencapsulated active drug ingredients into tablets which dissolve quickly in the mouth without chewing or water and which effectively mask the taste of the medication being delivered. OraSolv's and DuraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient oral dosage form. The Company believes that OraSolv and DuraSolv are more convenient than traditional tablet-based oral dosages as they dissolve quickly in the mouth and do not require water to be ingested, thereby enabling immediate medication at the onset of symptoms. In addition, OraSolv and DuraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. The Company believes OraSolv's and DuraSolv's ease of use and effective taste-masking may foster greater patient compliance with recommended dosage regimens, both for over-the-counter ("OTC") and prescription products, thereby improving therapeutic outcomes and reducing costs in the healthcare system. In addition to OraSolv and DuraSolv, CIMA is developing several new technologies; OraSolv SR, PakSolv, OraVescent SL/BL and OraVescent SS.

     CIMA's business focus has evolved over the last several years. From inception until 1992, the Company focused on the development of liquid effervescent products and technologies. In 1993, the U.S. patent covering OraSolv was issued and the Company, perceiving a greater commercial opportunity, shifted its focus to the development of OraSolv products. Since the issuance of the OraSolv patent in 1993, the Company completed construction on its current manufacturing facility and produced numerous full-scale trial and validation batches, entered into various license and product development agreements with pharmaceutical companies, and launched the first commercial product using the OraSolv dosage form in the first-half of 1997. The Company generates its revenue from signing license agreements, product development fees, sales of products in the OraSolv dosage form, and royalties.

     The Company's business strategy is to commercialize its drug delivery technologies through collaborations with pharmaceutical companies worldwide with emphasis on products which command a large market share and/or are in large market segments. The Company's current focus is primarily on the development and manufacture of OraSolv and DuraSolv products for the prescription market. Product differentiation and brand name identity are becoming more critical than ever to the successful marketing of pharmaceutical products. Increasingly pharmaceutical companies are emphasizing the development of strong prescription franchises through branding and direct-to-consumer promotional efforts. The Company believes that OraSolv and DuraSolv afford pharmaceutical companies a means to significantly differentiate their products in the competitive marketplace. Because they are the subject of issued patents or patent applications, OraSolv and DuraSolv can allow extended market life to products that may go off-patent and become subject to generic competition. OraSolv and DuraSolv also afford more enduring product differentiation than the more traditional approaches of changing product flavor or packaging innovations, which can be easily replicated. The Company believes that this has allowed it to enter into agreements with a number of pharmaceutical companies for development, manufacture and commercialization of prescription and non-prescription products.

     The Company has also initiated the development of new OraVescent drug delivery technologies in the oral transmucosal area. These technologies are designed to deliver poorly absorbed and large molecule drugs through membranes in the oral cavity or the gastrointestinal tract.

     Major events that affected the Company in 1998 included:

- The Company announced the launch of Triaminic-Registered Trademark-pediatric cough cold products using the OraSolv technology by Novartis Consumer Health. This represents the third commercial launch of a product using the Company's OraSolv technology.

- The Company announced that a major milestone, the completion of the clinical study, was reached in its collaboration with Zeneca on the development of an OraSolv fast-dissolving form of Zomig-Registered Trademark-.

- The Company announced the completion of a clinical study on its new oral transmucosal technology.

- The Company entered into a prescription agreement with N.V. Organon to develop and manufacture an OraSolv quick-dissolving dosage form for one of Organon's prescription drugs.

- The Company's collaboration with SmithKline Beecham Consumer Healthcare on the development of OraSolv formulations for over-the-counter products was terminated.

- The Company entered into exclusive license and supply license agreements with Novartis Consumer Health for the development and manufacture of several Triaminic-Registered Trademark- pediatric cough cold products in CIMA's OraSolv dosage form. The Company also announced that Novartis Consumer Health took an exclusive option on a second license covering additional products.

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

     These changes in the healthcare industry have also had an impact on participants in the pharmaceutical industry. In particular, a greater emphasis on cost effectiveness by providers and payors has resulted in pharmaceutical companies developing products that reduce the cost of therapy. These pharmaceutical companies have responded by developing treatments with improved efficacy, reduced complications and side effects, easier delivery and lower costs. The focus on cost-effectiveness has also led to the development of generic versions of off-patent prescription drugs. Increasingly, healthcare payors and providers have embraced generic equivalents of branded drugs because generic drugs provide a substantial cost savings. In addition, many pharmaceutical companies are extending their presence in a particular therapeutic area with the introduction of a non-prescription, versions of a prescription drug. Many patients and providers have indicated a preference for OTC versions of prescription formulations because of the convenience that patient-administration of OTC therapies provides as well as the cost savings. In addition, healthcare providers and payors have indicated a continuing interest in therapies that improve patient compliance which ultimately leads to significant healthcare cost savings.

     As these pharmaceutical companies adjust to the evolving healthcare industry, they must differentiate their products in an increasingly crowded therapeutic market. To do this effectively, they must develop products or product extensions that can successfully compete in the prescription, generic and non-prescription market for drugs, develop products or product extensions that enhance patient compliance, and do all of this within a highly regulated and cost-constrained environment.

     Another change affecting the healthcare industry has been the number and size of business combinations, strategic alliances, and mergers in both the pharmaceutical and the managed care industries. In the pharmaceutical industry these changes are driving the major pharmaceutical companies to focus more and more on major new chemical entities (NCE's) which might be block-buster drugs. The significant revenue and profit from these drugs present the major growth area for these companies. Drug delivery product development is increasingly being given to specialty drug delivery companies to provide unique development products that contribute important sales revenue and profit, but not at the level of block-buster drugs. The managed care business environment provides even greater focus on patient benefits which, in most cases, are derived from a combination of blockbuster drugs and drug delivery development.

     Several pharmaceutical companies are taking advantage of the recent U.S. federal legislation which would grant them an additional six months of market exclusivity if they conduct clinical studies on pediatric patients. This serves to highlight the growing regulatory pressure to encourage the development of drugs formulated specifically for children. The Company sees this as a potential benefit as pharmaceutical companies explore various drug delivery systems.

MARKET OPPORTUNITY

     The Company believes that its OraSolv, DuraSolv and OraVescent drug delivery systems will provide benefits to patients as well as healthcare industry providers and payors. These benefits, in turn, should provide marketing advantages to CIMA's pharmaceutical partners. The benefit to patients is ease of medication and convenience, which the Company believes will result in improved compliance with dosing regimens. The benefits to providers and payors are lower costs resulting from better efficacy and improved compliance with dosing regimens. The benefits to pharmaceutical partners are the capabilities to leverage their drug delivery development programs by going to specialty drug delivery companies, like CIMA, for brand differentiation, the ability to retain brand integrity and brand life cycle management.

     ADVANTAGES FOR PATIENTS, PROVIDERS AND PAYORS

     The Company believes a broad group of patients could benefit from its fast-dissolve and oral transmucosal technologies because they enable immediate medication at symptom emergence and facilitate conformance to dosing regimens. Patient non-compliance with dosing regimens has been associated with increased costs of medical therapies by prolonging treatment duration, increasing the likelihood of secondary or tertiary disease manifestation and contributing to over-utilization of medical personnel and facilities. By improving patient compliance, providers and payors may reduce unnecessary expenditures and improve therapeutic outcomes. Reduction of expenditures is an increasingly important issue to providers as capitated payment plans become more prevalent in the healthcare industry.

     In addition to the general market applications, the Company believes its technologies provide benefits to certain patient groups which experience significant difficulty in swallowing tablets. Such patient groups include children, the elderly and patients with certain anatomical or physiological deformities, certain disease indications or medication-associated dysphagia. The Company has completed quantitative consumer testing with children and qualitative testing with physicians, nurses and managed care administrators for the elderly which indicate the potential for these demographic groups to better comply with dosing regimens and thus to benefit from the OraSolv, DuraSolv and OraVescent technologies.

     ADVANTAGES FOR PHARMACEUTICAL PARTNERS

     The Company believes that pharmaceutical companies are facing challenges to adjust to the evolving healthcare industry. These challenges include: the impact of generic competition, which generally results in lower pricing as well as a loss of market share; the impact of direct to consumer marketing; the impact of the increased role of managed care organizations, forcing increased economic considerations in patient care, the results of which can include shorter therapies and therapeutic substitution (including less expensive products); and the need to maintain brand integrity with its inherent economic benefits.

     Pharmaceutical companies are addressing these issues in several ways. They are attempting to develop new product forms which will demonstrate a medical and economic benefit to the patient. For the most part, they use specialty drug delivery companies to do that. They are also trying to develop products which will help to improve patient compliance, which should result in a patient's more rapid return to health. Finally, they are attempting to use approaches which can be patented or provide a technological differentiation in order to reduce the threat of competition. The Company believes that the OraSolv, DuraSolv and OraVescent technologies provide a means for its pharmaceutical partners to meet each of these challenges.

TECHNOLOGY

     ORASOLV

     The Company's OraSolv technology is an oral dosage form which combines taste-masked drug ingredients with a quick dissolving effervescent excipient system. Taste-masking is achieved through a process of microencapsulation, which coats or entraps the active compound in an immediate release matrix. The effervescent excipient system aids in rapid dissolution of the tablet, permitting swallowing of the pharmaceutical ingredients before they come in contact with the taste buds. The OraSolv tablet dissolves quickly without chewing or water and allows for effective taste-masking of a wide variety of active drug ingredients, both prescription and non-prescription.

          Taste-Masking

          The taste-masking of the drug ingredients used in OraSolv products is accomplished using a variety of coating techniques, including spray coating, spray drying, spray congealing, melt dispersion, phase separation or solvent evaporation methods. The coating materials are intended to prevent the active drug substance in the OraSolv tablet from coming into contact with the patient's taste buds but to provide for the immediate or the controlled release of the active ingredient in the stomach. In the past, the Company contracted out taste-masking actives with a number of different suppliers. Since late 1997, this activity has been brought in-house, to date the Company scientists have developed several taste-masked actives, the first of which we expect to be in commercial distribution in late 1999. The Company has one issued patent and two pending patents covering taste-masking of pharmaceuticals actives ingredients.

          Quick Dissolve

          The microencapsulated drug is combined with fast-dissolving tablet materials, which can include a variety of flavoring, coloring and sweetening agents all materials Generally Recognized As Safe materials
          (GRAS) and commonly used tablet excipients, such as binding agents and lubricants. In addition, an effervescent system composed of a dry acid and a dry base is added to the tablet excipient to facilitate a mild effervescent reaction when the tablet contacts saliva. This effervescent reaction accelerates the disintegration of the tablet through the release of the carbon dioxide. As the OraSolv tablet dissolves, it releases the microparticles of drug into the saliva, forming a micro-suspension of the drug in the saliva. This microencapsulated drug suspension enters the stomach through the normal swallowing process.

     NEW TECHNOLOGIES

     DuraSolv is an oral dosage system designed to improve manufacturing efficiency and reduce production costs. Currently, a significant component of OraSolv's manufacturing cost is a consequence of the sophisticated packaging systems necessary to protect the softer, more friable OraSolv tablets. DuraSolv is a higher compaction solid oral dosage system formulated to achieve all the benefits of a quick dissolve dosage system, such as OraSolv, but capable of being packaged in traditional packaging systems such as foil pouches or bottles at much higher production rates and lower packaging costs. The key advantages of a harder tablet are a more robust tablet leading to lower manufacturing costs, and simpler, faster and more cost effective packaging.

     The Company has successfully developed prototypes in this dosage system, filed a patent application, and conducted stability tests. Consumer testing has demonstrated high acceptability of this technology, comparable to that of OraSolv. To date, the Company has no agreements with any corporate partner related to this technology.

     OraSolv SR is a sustained or controlled release, quick dissolve system designed to improve convenience and compliance. This system incorporates time release beads, providing the traditional benefits of a sustained or controlled release of active ingredients with quick dissolve's improved convenience. The two key advantages are: 1) use of the sustained release systems of our partners' which has already been approved by the FDA; and 2) unique formulations that allow easy swallowing of the sustained release active. The Company's agreement with Schering-Plough utilizes this new technology.

     OraVescent SL/BL is an improved efficacy technology designed to enhance the transport of active drug substances across oral mucosal membranes. This technology improves the bioavailability and accelerates the onset of action of some molecules. The Company has completed its first human testing of this technology and expects to initiate two prototype projects with partners in 1999.

     OraVescent SS is an improved efficacy technology designed to enhance the absorption of active drug substances at selected sites along the patients G.I. tract. This technology is currently being tested in laboratory animal studies. The Company expects to conduct the first human clinical testing of this technology in 1999 and to initiate a prototype development project with a partner in 1999.

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

-------------------------------------------------------------------------------------------------------------------------------
     PATENT                               TECHNOLOGY COVERED                                DATE ISSUED           DATE EXPIRES
-------------------------------------------------------------------------------------------------------------------------------
   5,178,878    Certain OraSolv-Registered Trademark- technology.                               1993                  2010
-------------------------------------------------------------------------------------------------------------------------------
   5,219,574    The production of compressed effervescent and non-                         1993 and 1995         2010 and 2012
-------------------------------------------------------------------------------------------------------------------------------

   5,401,513    effervescent tablets  using a particular lubricant developed by the
                Company (two patents).
-------------------------------------------------------------------------------------------------------------------------------
   5,223,264    Effervescent pediatric vitamin and mineral supplement.                          1993                  2010
-------------------------------------------------------------------------------------------------------------------------------
   5,503,846    The formulation of a base coated, acid effervescent mixture                     1996                  2013
                manufactured by controlled acid base reaction.  The obtained mixture can be used in the formulation of acid sensitive compounds with
                OraSolv-Registered Trademark- technology or other effervescent based products.
-------------------------------------------------------------------------------------------------------------------------------
   5,607,697    Taste-masking of microparticles for oral dosage forms.                          1997                  2015
-------------------------------------------------------------------------------------------------------------------------------



     As a consequence of the Company's patent position, an off-patent or near off-patent drug active can be combined with the Company's technology in a new, competitively differentiated and patent-protected dosage form.

     The Company holds two patents in Australia, issued in 1990, one Euro Patent, issued in 1996 and one Canadian patent, issued in 1999. The Company also holds a total of 18 U.S. and foreign patent applications, including two European Patent Office filings.

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


STRATEGY

     The Company's goal is to have its proprietary drug delivery technologies incorporated into as many pharmaceutical products as possible with an emphasis on pharmaceutical products which command a large market segment.

     Initially the Company focused its efforts on non-prescription marketed products which benefit from quicker time to regulatory approval and marketing which has served to establish CIMA and its technology in the market and provide near term revenue. The Company's longer term strategy is to build on this base and expand into the prescription market. The prescription market offers significantly more attractive royalty rates and higher manufacturing margins. CIMA's priority is to focus on developing OraSolv and DuraSolv formulations of prescription branded pharmaceuticals as well as generics and, in particular, those products which have application to pediatric and geriatric markets.

     CIMA has embarked on the development of specifically identified pharmaceutical products which will go off patent in the next several years. The Company intends to develop such products through the product registration phase with or without a partner.

     Product therapeutic classes to which the Company believes its technologies potentially can be applied are highlighted in the table below, together with the target patient population.


                                 Prescription Markets
                        Potential Areas of Orasolv Application
                     ---------------------------------------

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


The Company's primary strategies are to:

- COLLABORATE WITH CORPORATE PARTNERS FOR MARKETING OF PRODUCTS. The Company has entered into and intends to continue to enter into agreements with pharmaceutical and other healthcare companies for the development and marketing of products that incorporate its technologies. These partners will market and sell their products which utilize one of the Company's technologies. The Company believes this strategy will reduce the time required to market products, extend patent life for certain actives and take advantage of the industry knowledge and presence of its partners.

- DEVELOP PROPRIETARY TECHNOLOGIES. The Company continues to develop proprietary technologies and obtain patents thereon. To date, the Company has six U.S., two Australian and one Canadian patents, one Euro Patent and thirteen patent applications. The Company believes that patented products and technologies provide attractive marketing features for use by its corporate partners. In 1996, the Company initiated the development of new technologies: DuraSolv, OraSolv SR, OraVescent SL/BL and OraVescent SS. Consumer use testing has already been completed on DuraSolv demonstrating its feasibility and acceptance by patients. OraSolv SR has also passed the feasibility stage and is the technology being utilized in the Schering-Plough partnership. The OraVescent systems have been and are currently the subject of several feasibility studies.

- RETAIN MANUFACTURING RIGHTS. The Company intends to continue to develop formulations of oral therapeutics for its partners using its technologies, to manufacture commercial quantities of these products in its facility in Eden Prairie, and to rely on its partners to market and sell the developed products. The Company believes this strategy enables it to better and more effectively manage increasing manufacturing volumes, control quality of the products it manufactures and manufacture in small or varying batch sizes, each of which provide it with a competitive business advantage.

- RETAIN OWNERSHIP OF PRODUCTS DEVELOPED IN COLLABORATIONS. In most cases the Company retains and intends to continue to retain ownership of the developed products using its technologies. The Company believes this practice, in the case of generic and OTC monographed products, will provide it with the flexibility of entering into collaborations with other potential partners should the initial partner decide not to pursue the commercialization of a particular product.

- DEVELOP KEY PRODUCTS THROUGH REGISTRATION. A Company objective to develop key products through registration was established as a part of the strategic planning process. A complete list of key prescription pharmaceuticals already off patent and those coming off patent was prepared and subjected to key criteria identified as part of the process. A grading system was developed which allowed the Company to identify and rank a number of key prescription pharmaceuticals for development.

     In 1998, the first of these products was developed, scaled up and placed on stability. One of the products completed stability testing, patient testing and pharmacokinetic (bioequivalence testing) successfully. A second product that was identified has been developed, scaled up and placed on stability. Initial results on this product have been positive. Additional products are being identified for development during 1999. The number of products and the extent of that development will depend on the availability of resources.

AGREEMENTS WITH CORPORATE PARTNERS

     The Company's business development efforts are focused on entering into development, licensing and manufacturing agreements with pharmaceutical and other healthcare companies. Under these agreements, the corporate partner will be responsible for marketing and distributing the developed products either worldwide, or in specified markets or territories. The collaborative arrangements typically begin with a product development phase which, if successful, may be followed by a development and license option agreement for development of product prototypes and then license and manufacturing agreements for commercialization of such products. Alternatively, the Company may develop product prototypes internally and enter directly into a development, manufacturing or license agreement for commercialization of those products.

     The Company's future ability to generate revenue is dependent upon the Company's ability to enter into collaborative arrangements with pharmaceutical and other corporate partners to develop products that meet the requirements of its corporate partners, and upon the marketing efforts of these corporate partners. The Company believes these partners will have an economic motivation to market the Company's products; however, the amount and timing of resources to be devoted to marketing are not within the control of the Company. Certain of the Company's non-prescription products are seasonal in nature and the Company's revenues could vary materially from one financial period to another depending on which of such products, if any, are then being marketed. In an attempt to alleviate such risk, the Company is focused on developing for its partners a mix of non-prescription and prescription products. There can be no assurance that the Company will be able to enter into additional collaborative arrangements in the future or that any current or future collaborative arrangements will result in successful product commercialization. To the extent that agreements with corporate partners cover products to be sold internationally, such sales could be adversely affected by governmental, political and economic conditions in other countries, including tariff regulations, taxes, import quotas and other factors.

     The table below sets forth the partners, market segments and CIMA technology for the Company's major collaborative arrangements.

                            PHARMACEUTICAL COLLABORATIONS

       PARTNER                  MARKET SEGMENT             TECHNOLOGY
       -------                  --------------             ----------
       Bristol-Myers Squibb     Pediatric Analgesics       OraSolv
       Bristol-Myers Squibb     Multiple Products          OraSolv
       Novartis                 Pediatric Cough Cold       OraSolv
       Schering-Plough          UNDISCLOSED(1)             OraSolv SR
       Zeneca                   Anti-migraine              OraSolv
       Organon                  UNDISCLOSED(1)             OraSolv


(1) Further information is confidential as disclosure of the product category may force the collaborative partner to alter its marketing plans, which could have a material effect on the eventual marketing of the product.

     BRISTOL-MYERS SQUIBB

     The Company started manufacturing commercial quantities in 1997 of an OraSolv dosage form of Tempra-Registered Trademark- Bristol-Myers Squibb's pediatric analgesic. Tempra Quicklets-TM-, launched in the United States, competes directly against children's Tylenol-Registered Trademark- and contains the drug active common to these products: acetaminophen. The product was also introduced as Tempra-Registered Trademark- FirstTabs-TM- by Mead Johnson, Canada, a subsidiary of Bristol-Myers Squibb. The Company has received milestone payments for the development of this product, manufacturing fees, and royalty payments on end market sales.

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

     In the fourth quarter of 1998, the global non-exclusive license agreement with Bristol-Myers Squibb was amended. The Company was given back the rights to pediatric analgesics in the United States.

NOVARTIS CONSUMER HEALTH

     In December 1997, the Company announced that Novartis entered into a Development and License Option Agreement which covers the application of OraSolv to the Novartis Triaminic-Registered Trademark- product line. Similar to the above agreements, the Company will receive option and development fees in exchange for the license option and development work.

     In July 1998, the Company announced that Novartis Consumer Health launched three Triaminic products using the OraSolv technology. The Company also announced the signing of exclusive license and supply agreement which include an option to a second exclusive license covering additional products.

     SCHERING-PLOUGH

     The Company entered into a Development and Option Agreement with Schering-Plough in August 1997. The Agreement calls for the development of an OraSolv SR version of an undisclosed, currently marketed prescription product. In exchange for the development work and license option, the Company will receive an option fee and development fees.

     ZENECA

     In September 1997, the Company entered into a Development and License Option Agreement with Zeneca to develop an OraSolv version of Zeneca's anti-migraine drug, Zomig-Registered Trademark-. The Agreement entitles the company to development and option fees. In October 1998, the Company announced that it had achieved completion of a major milestone. The clinical study on the OraSolv formulation of Zomig was completed.

     ORGANON

     In December 1998, the Company entered into a Development and License Option Agreement with N.V. Organon, the pharmaceuticals business unit of Nobel. The Agreement is for the development of an OraSolv version of one of Organon's prescription products. The Agreement entitles the Company to receive development and option fees.

RESEARCH AND DEVELOPMENT

     The Research and Development ("R&D") department at CIMA is focused on the development of oral dosage forms based on CIMA proprietary technologies and new proprietary oral dosage forms focused on improving both compliance and efficacy. The R&D department includes scientists recruited from the R&D groups of major U.S. pharmaceutical companies. Currently R&D personnel and support systems and facilities are organized in a way to effectively develop formulations from bench scale through full scale/commercial size under GMP conditions. Such development is carried out at the R&D facilities in Brooklyn Park, Minnesota and in the full scale manufacturing facility in Eden Prairie, Minnesota. The Company believes that its R&D facilities are in compliance with current Good Manufacturing Practice (cGMP). In both facilities, small cGMP batches are manufactured, packaged and released to support initial studies in humans, including both consumer studies for OTC products and clinical studies for prescription products.

     These efforts are conducted to support the Company's strategic and business goals. The Company's R&D department is devoted to the development of drug delivery technologies and dosage forms for pharmaceutical applications. The key goals for the R&D team are: develop innovative drug delivery systems that fulfill the pharmaceutical partners' needs and meet the strategy of the Company; develop, expand and support systems required to fulfill cGMP production at commercial levels necessary to meet the requirements of our partners; recruit and train high quality technical and scientific personnel; and support the Company's intellectual property process.

     In 1998, the Company began internal development of coated actives for the manufacture of OraSolv products. To date, the Company has developed numerous coated actives and is in the process of scaling-up five coated actives to commercial scale. The Company expects to commercialize its first coated active in the year 2000. Bringing the taste-masking process in-house has enabled the Company to commit to a number of very aggressive product development timelines. The Company believes that the ability to deliver on aggressive development timelines is an important competitive advantage over our competition and is a key factor in signing new prescription pharmaceutical agreements.

     In 1997, the Company submitted a provisional patent filing on DuraSolv, a more robust rapidly dissolving tablet technology that can be packaged using traditional pharmaceutical packaging equipment. Accelerated stability data has been collected on product packaged in bottles and foil packets for several DuraSolv prototype formulations. These efforts have not only resulted in a new potential technology but significant enhancements which have been incorporated in the base OraSolv technology as a result of these efforts.

     In 1997, the Company signed its first agreement to develop an OraSolv SR product. Due to partner related development activities the timeline for the Company's first internally developed OraSolv SR product has been delayed. The Company expects to resume this activity in 1999.

     Additional R&D personnel were hired in 1998. They have focused exclusively on research and development of new drug delivery systems. This has resulted in the dosing in human subjects of an enhanced efficacy dosage form, OraVescent SL/BL. Additional human and animal studies will be conducted utilizing this and another enhanced efficacy dosage form in 1999.

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

     For the years ended December 31, 1998, 1997 and 1996, CIMA's total expenditures for R&D were $4,488,000, $3,364,000 and $5,403,000, respectively. Some of these expenses were directly related to product development fees earned from the Company's collaborative partners. For the years ended December 31, 1998, 1997 and 1996, these revenues were $3,458,000, $1,557,000 and $1,197,000, respectively.

MANUFACTURING

      A key component of the Company's strategy is to be the primary manufacturer of OraSolv, DuraSolv and its other future drug delivery products. Advantages of this strategy include the ability to:

     -    retain control of its technology;
     -    increase production quickly;
     - refine the production process as necessary to bring OraSolv and other future products to market rapidly and successfully; and
     -    generate a revenue stream from manufacturing.

     The Company's OraSolv production facility, which also houses the Company's headquarters is located in Eden Prairie, Minnesota. The Company began occupying and making leasehold improvements to the new facility in late June 1994 and the facility was completed in December 1994. The Company has operated one production line at this facility which is capable of producing 200 to 250 million tablets a year. The facility is designed to be expandable to six production lines and efforts are underway to design and select a second production line as warranted. The Company expects six production lines to be more than sufficient capacity to meet the Company's long-term manufacturing needs. The production equipment consists of state-of-the-art material transfer and blending systems and integrated high speed tableting and packaging operations. The configuration of the facility, the production flow layout and the equipment has been designed by the Company's personnel and consultants.
Most of the equipment consists of high quality components commonly used in pharmaceutical manufacturing, selected for ease of operation, cleaning, changeover and cost effectiveness. The production line is capable of packaging a variety of package designs with rapid conversion between sizes. Modern technology is also utilized for 24 hour environmental control and monitoring of air quality, temperature, humidity and pressure differentials in all production areas.

     Although the OraSolv process uses many standard pharmaceutical production components, some equipment was specifically developed to meet the unique requirements of OraSolv products. The Company has developed a manufacturing process that allows high speed packing of soft, friable tablets, without breakage, into specially designed protective, child resistant packages in a controlled, low humidity environment. To date, CIMA is the only company that has proven it has this capability in a production mode. After conducting over 60 full scale developmental runs and making production equipment refinements, the manufacturing facility, equipment and process have all been successfully validated. Additionally, extensive package transit testing and consumer testing confirmed the integrity of the package through all modes of transport to the final customer without product damage. After completion of validation, the quality of the manufacturing facility, equipment and procedures were confirmed through the successful inspection by the State of Minnesota, the FDA and Medicines Control Agency authorities. In addition, there have been numerous successful site audits conducted by major pharmaceutical companies. The production facility complies with (cGMP) requirements.

     The active ingredients used by the Company are readily available from suppliers or our partners. In certain cases, the active ingredients are shipped to coating material suppliers where appropriate coating materials are applied to microencapsulate the ingredients. In other cases, the Company may purchase the microencapsulated active ingredient from a supplier. The pharmaceutical ingredients and other supplies to be used in manufacturing OraSolv products are standard pharmaceutical products available from numerous suppliers. Most coating materials are also available from numerous suppliers. In some instances, however, certain coating materials or techniques may be available only from a single supplier. If any such coating materials or techniques were to become unavailable, the Company believes that satisfactory alternative materials or techniques could be substituted. However, there can be no assurance that the Company's manufacturing operations would not be disrupted. Any such disruption could have an adverse effect on the Company's business and potentially damage relations with its corporate partners.

     In February 1997, CIMA began commercial production for the first commercial launch by Bristol-Myers Squibb of a product incorporating the OraSolv technology. Since then, the Company has been producing commercial OraSolv product utilizing multiple shifts. It has gained valuable knowledge to make improvements in production efficiencies and operating speed and to reduce wastage. There are currently seven SKU in the marketplace.

MARKETING

     The Company's marketing strategy is to rely on its corporate partners for the marketing and sale of its products. The Company believes this strategy will enable it to respond quickly to market demands, while avoiding the effort and expense associated with the establishment of an end-user marketing capability. The Company's marketing department has focused on promoting the benefits of its technologies to its corporate pharmaceutical partners. The Company believes that it is a leader in the drug delivery industry in the fast-dissolve area by offering potential pharmaceutical partners the largest selection of technologies. Also, its fast-dissolve tablet technology competes favorably to its competition. In quantitative consumer studies conducted by a major independent market research company and sponsored by the Company, significantly more consumers liked the OraSolv formulation versus the Zydis-Registered Trademark- formulation (R.P. Scherer Corporation) of the same drug. Currently, the Company has corporate collaborations with Bristol-Myers Squibb, Schering-Plough, Zeneca, Novartis Consumer Health and Organon.

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

     Among the technologies expected to provide competition for the Company's OraSolv and Durasolv technologies are the Zydis technology developed by R.P. Scherer Corporation ("Scherer"), the Shearform Matrix technology developed by Fuisz Technologies, Ltd. ("Fuisz"), the Wowtab technology developed by Yamanouchi Shaklee Pharmaceuticals, and the Flashtab developed by Prographarm. The Zydis technology is a fast-dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The Shearform Matrix technology has application to two tablet formats, one of which involves waterless, fast-dissolving oral delivery which Fuisz calls "FlashDose-Registered Trademark-." The Wowtab and Flashtab technologies are fast-dissolving technologies which result in an oral fast-dissolving tablet which is more like the Company's DuraSolv tablet.

     The principal competitive factors in the market for rapid dissolving tablet technologies are compatibility with taste-masking techniques, dosage capacity, drug compatibility, cost and ease of manufacture, patient acceptance and required capital investment for manufacturing. The Company believes that its rapid dissolving tablet technologies compete favorably with respect to these factors. In a recent quantitative consumer study conducted by the Company, significantly more consumers liked the OraSolv formulation versus the Zydis formulation of the same drug. Scherer, Fuisz , Yamanouchi Shaklee and Prographarm have been successful in licensing their technologies to a number of pharmaceutical companies. The Company also believes that certain pharmaceutical companies may be developing other rapid dissolving tablet technologies which might be competitive with the Company's technology.

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

     Prescription drug products with proven safety and efficacy profiles may be "switched" to OTC status through the submission to and approval by the FDA of a supplement to an existing NDA. The information and data required to support a switch application vary with individual drugs. In some cases, the manufacturer may be required to conduct clinical investigations or other scientific studies to assess the safety and effectiveness of the drug for non-prescription use.
In evaluating an OTC switch, the FDA considers whether the drug product is safe for use by consumers without the supervision of an appropriate licensed healthcare professional. As prescription drug products are switched to the OTC market, pharmaceutical companies face the same challenges to establish brand identification and product differentiation as they face with current OTC drug products. Although switched products in certain cases may be eligible for a three-year period of market exclusivity (during which time the FDA will not consider any ANDAs for the same drug), the Company believes that its OraSolv drug delivery system can help its corporate partners differentiate their products during any exclusivity period and maintain a competitive advantage thereafter.

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

BUSINESS RISKS

     The Company considered itself a development stage company until the fourth quarter of 1997 and must be evaluated in light of the uncertainties and complications present for any such company and, in particular, one in the pharmaceutical industry. The Company has accumulated aggregate net losses from inception through December 31, 1998 of $44,715,000. Losses have resulted principally from costs incurred in research and development of the Company's technologies and from general and administrative costs. These costs have exceeded the Company's revenues . In early 1997, the Company recorded the first commercial sales using it's OraSolv technology. Prior to this the Company's revenues had been derived primarily from the manufacturing of AutoLution and other non-OraSolv products under agreements with third parties. The Company no longer manufactures such products and no longer derives revenues from their manufacture. In more recent years, revenues have been generated from research and development fees, licensing arrangements and to a lesser extent sales of products using the OraSolv technology to our corporate partners. The Company expects to continue to incur losses through 1999. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

     The Company believes that its currently available funds, together with any license fees, product development fees and sales revenue anticipated to be received in the future, may not meet its needs through 1999. It is anticipated that in the first half of 1999, the Company will need to raise additional funds. The Company is considering numerous types of financing. These include public or private financings, including equity financing which may be dilutive to shareholders, debt financing with a potential partner that may include product development projects and/or establishing a line of credit with a financial institution. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the OraSolv drug delivery system and/or its new drug delivery technologies as an alternative to
conventional oral dosage forms.   The Company expects that OraSolv products will
be priced slightly higher than conventional swallow or chewable tablets. Although the Company believes that its initial consumer research, and a competitors launch of a fast-dissolve product has been encouraging, there can be no assurance that market acceptance of the Company's OraSolv products will ever develop or be sustained.

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

EMPLOYEES

     As of March 15, 1999, the Company had 74 full-time employee, of whom 12 hold degrees at the doctorate level. Of these employees 26 are engaged in research and development, 19 in manufacturing, 6 in compliance,11 in quality control and 12 in administration, business development, finance and human
resources.   Most of the Company's scientific and engineering employees have prior experience with pharmaceutical or medical products companies. No employee is represented by a union, and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

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

     The Company also leases 32,000 square feet of office, research and development and manufacturing space in Brooklyn Park, Minnesota. The lease on the Brooklyn Park facility expires in September 2001, but is renewable at the Company's option for two additional five-year periods. The Company currently pays $151,392 in annual base rent (exclusive of real estate taxes and maintenance fees).

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


                                                               HIGH       LOW
                                                               ----       ----
        1997
          First Quarter   . . . . . . . . . . . . . . . .      $ 8.25    $ 6.00
          Second Quarter  . . . . . . . . . . . . . . . .        6.13      3.88
          Third Quarter   . . . . . . . . . . . . . . . .        6.88      3.88
          Fourth Quarter  . . . . . . . . . . . . . . . .        7.19      3.94

        1998
          First Quarter   . . . . . . . . . . . . . . . .     $  4.97    $ 2.59
          Second Quarter  . . . . . . . . . . . . . . . .        4.88      3.25
          Third Quarter   . . . . . . . . . . . . . . . .        3.91      2.75
          Fourth Quarter  . . . . . . . . . . . . . . . .        3.53      2.09


     On March 15, 1999, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $3.188 per share.

HOLDERS

     As of March 15, 1999, there were approximately 86 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends on its Common Stock and currently does not plan to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                    CIMA LABS INC.

                               SELECTED FINANCIAL DATA


                                                                                   YEAR ENDED DECEMBER 31
                                                          ----------------------------------------------------------------------
                                                                1998           1997           1996        1995            1994
                                                          ----------------------------------------------------------------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 STATEMENTS OF OPERATIONS DATA:
 Revenues:
   Net sales......................................        $      1,097   $     2,628    $    -       $       151   $       1,451
   R&D fees and licensing revenues................               6,141         2,282         1,472           684           1,168
                                                          ----------------------------------------------------------------------
 Total revenues...................................               7,238         4,910         1,472           835           2,619

 Costs and expenses:
   Costs of goods sold............................               2,444         4,376        -                240           2,799
   Research and product development...............               4,488         3,364         5,403         6,505           3,550
   Selling, general and administrative............               3,615         3,487         2,909         3,658           2,972
                                                          ----------------------------------------------------------------------
 Total costs and expenses.........................              10,547        11,227         8,312        10,403           9,321

 Other income (expense):
   Interest income, net...........................                 152           337           498           448             452
   Other income (expense), net....................                (30)           142           (4)            13              38
                                                          ----------------------------------------------------------------------
 Total other income...............................                 122           479           494           461             490
                                                          ----------------------------------------------------------------------

 Net loss:                                                $      3,187   $   (5,838)   $   (6,346)   $   (9,107)   $     (6,212)
                                                          ----------------------------------------------------------------------
                                                          ----------------------------------------------------------------------
 Net loss per share:
   Basic..........................................        $      (.33)   $     (.61)   $     (.72)   $    (1.16)   $      (1.82)
   Diluted........................................               (.33)         (.61)         (.72)        (1.16)          (0.95)
 Weighted average number of shares outstanding:
   Basic..........................................               9,610         9,519         8,827         7,822           3,413
   Diluted........................................               9,610         9,519         8,827         7,822           5,505
                                                                                          DECEMBER 31
                                                          ----------------------------------------------------------------------
 BALANCE SHEET DATA:                                            1998           1997           1996        1995            1994
                                                          ----------------------------------------------------------------------

                                                                                         (IN THOUSANDS)
 Cash and investments.............................        $      3,027   $     4,423   $     0,263  $      3,559    $      2,912
 Total assets.....................................              14,916        17,328        22,065        15,519          25,122
 Retained earnings (deficit)......................            (44,715)      (41,527)      (35,660)      (29,259)        (20,058)
 Total stockholders' equity.......................              12,656        15,837        21,021        14,282          22,554


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

GENERAL

     The Company was founded in 1986, and focused initially on contract manufacturing liquid effervescent products. In September 1992, patent claims were allowed on the Company's OraSolv-Registered Trademark- technology. Following issuance of the OraSolv patent, CIMA changed its focus and emerged as a drug delivery company emphasizing primarily developing and manufacturing pharmaceutical products based upon OraSolv. OraSolv is an oral dosage form which incorporates mircoencapsulated drug ingredients into a tablet that dissolves quickly in the mouth without chewing or water and which effectively masks the taste of the medication being delivered. Additional drug delivery technologies are also under development by the Company.

     In early-1997 the Company recorded its first commercial sales using the Company's OraSolv technology. In 1998, another OTC product for a second partner was launched using the OraSolv technology. The Company anticipates that the first prescription pharmaceutical product using the OraSolv technology will be launched by one of its partners later in 1999. Prior to this, the Company's revenues had been from sales using the Company's AutoLution (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaboration agreements, and product development fees paid by corporate partners to fund the Company's research and development efforts for products developed under such agreements. Approximately 44% of the Company's total revenues through 1998 have been generated from development work and sales of AutoLution products. The Company does not anticipate that it will manufacture liquid effervescent products, and has not recognized any revenues from such products since 1995. Over the last three years, approximately $13,620,000 of revenue has been generated from three major sources: product development fees ( approximately 46% of the total) for work related to OraSolv products, and to a lesser extent sales (approximately 27%) of OraSolv products and licensing revenues (approximately 27%) related to OraSolv products. In addition to revenues from the above sources, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $26,000,000 from private sales of equity securities and $16,400,000 and $12,000,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. At December 31, 1998, the company had 9,610,394 shares of its Common Stock outstanding.

     The Company expects that losses will continue through at least 1999, even though CIMA expects to be generating revenues from manufacturing, licensing arrangements, and product development fee related to OraSolv products. At December 31, 1998, the Company had accumulated net losses of approximately $44,715,000. Research and development expenses will increase as CIMA investigates new drug technologies, including the possibility of utilizing sublingual systems. Personnel costs for research and development are expected to increase as personnel will be needed to support the development programs for our new corporate partners and if efforts investigating new technologies prove to be successful. As CIMA continues production, the Company anticipates additional operations personnel may need to be added to meet corporate partners' orders. Management expects administrative support to remain stable. Manufacturing infrastructure should not increase as there is capacity to meet short-term production needs.

     The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv products and other technologies to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market the products in the technologies developed by the Company. Although the Company believes their partners have and will continue to have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. Their partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenue. The Company's revenues could vary materially from quarter to quarter due to the Company having relatively few agreements with corporate partners, causing product development fees to fluctuate, and the fact that certain of the Company's products are seasonal in nature and revenues could vary depending on corporate partners' ordering patterns.

     In recent years, the Company has actively marketed its OraSolv technology to the pharmaceutical industry. The Company is presently engaged in product development and manufacturing scale-up efforts with several different pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. In the first quarter of 1997, the Company began commercial production for Bristol-Myers Squibb Company ("Bristol-Myers") of the first product in the Company's OraSolv dosage form, which was officially launched in September 1997. In the second quarter of 1997, the Company expanded its relationship with Bristol-Myers and signed a global non-exclusive license agreement which covers multiple products. In the third quarter of 1997, the first two prescription product license option and development agreements were signed. Each agreement is for a product which is currently marketed by the Company's partners, Schering Corporation ("Schering-Plough") and Zeneca Pharmaceuticals ("Zeneca"). The product under development for Zeneca is its new antimigraine compound zolmitriptan (Zomig-Registered Trademark-). In the third quarter of 1998, the development and option agreement with Schering-Plough was amended to extend the previously executed agreement. In October of 1998, the Company and Smithkline Beecham terminated their License Agreement related to an OTC product. The Company continues to focus its efforts on the development of prescription pharmaceuticals. In the fourth quarter of 1997, the development and license option agreement was signed with Novartis which has been converted to exclusive license and supply agreements effective July 1, 1998. In the third quarter 1998, sales are recorded to Novartis for shipment of Triaminic-Registered Trademark- Softchews-Registered Trademark- for a regional launch. In the fourth quarter 1998, the Company signed its third prescription product license option and development agreement with Organon. However, there can be no assurance that any of these activities or discussions will result in the eventual marketing of products using OraSolv or the Company's other technologies.

     The Company has substantially completed the assessment of the impact that the Year 2000 date conversion may have on its internal systems and software, including information technology ("IT") and non-IT, or embedded technology systems. The Company believes its risks relating to Year 2000 problems in its systems to be very low, as its IT systems are relatively small and predominately new and its software consists entirely of "off the shelf" packages for which Year 2000 compliant upgrades are available and have largely already been implemented. The Company's engineers also believe that its non-IT systems will not experience adverse effects from the Year 2000 date conversion.

     The Company has designated an individual to oversee Year 2000 compliance, and has implemented a plan to ensure that during 1999 the Company will have upgraded each of its software packages to versions, or have converted to a replacement package, that the vendors thereof claim to be free of Year 2000 problems. The Company plans to replace any hardware that may be affected by the Year 2000 date conversion, or alter its use to one not sensitive to Year 2000 issues. The Company has spent to date approximately $3,000 on software upgrades and expects the total expenditure for such upgrades to be less than $10,000.
The Company has largely completed is replacement or reallocation of hardware that may present Year 2000 concerns, and estimates the total cost of any such replacement to be less than $10,000. The Company spent approximately $2,000 during the fourth quarter of 1998 to hire a consultant to review the Company's plans and actions relating to Year 2000 compliance. The review indicated that the consultant believed there were no major risks to the Company. The Company believes that its risks related to Year 2000 compliance of its internal systems to be immaterial.

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


RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     The Company's results of operations for the year ended December 31, 1998, includes the sales of an additional OTC product in the marketplace in the United States that uses the OraSolv technology and significant revenues for prescription product development work from our partners. In 1998, product sales were $1,097,000. These sales were preliminary for Novartis' test market of Triaminic-Registered Trademark- Softchews-Registered Trademark- and to a lesser extent for Mead Johnson Canada for Tempra* FirsTabs*. In 1998, product sales decreased compared to 1997 product sales that were $2,628,000. Management believes that the 1997 sales, which primarily were for Bristol-Myers launch of Tempra-Registered Trademark- Quicklets-TM-, were for quantities greater than a one year period. The Company expects that its current product development efforts will result in additional commercial production in the near future. In 1996, product sales were zero as the Company ceased to manufacture liquid effervescent products, as contract manufacturing was de-emphasized. Product development fees and licensing revenues were $6,141,000, $2,282,000 and $1,472,000 in 1998, 1997 and 1996, respectively. This increase in fees and revenues is a reflection of the progress of the Company's development agreements and expansion of relationships in the prescription pharmaceutical marketplace. In 1998, revenues and fees from Novartis

Consumer Health, Zeneca and Schering Plough represented over 90% of the total. The Company continues to have relatively few agreements with corporate partners and, therefore, it expects that these revenues and fees will tend to fluctuate on a quarter-to-quarter basis.

     In 1998, cost of goods sold were $2,444,000 as compared to $4,376,000 in 1997. This decrease is directly related to the decreased production levels and lower product sales in 1998 as compared to 1997. As noted earlier, the Company expects that its current product development efforts will result in increased production levels, and therefore, it expects that costs of sales to increase in the near future. In 1996, cost of goods sold were zero as there was no commercial production. Any fixed cost for the production facility were considered development expenses, and as such were recorded as research and development expenses. Research and development expenses were $4,488,000, $3,364,000 and $5,403,000 in 1998, 1997 and 1996, respectively. The increase in 1998, as compared to 1997, is directly related to the increased product development fees earned in 1998. This included increased payroll and related costs in research and development in 1998 to support these product development projects, and efforts on new technologies. The decrease in 1997 from 1996 is directly related to the commercial production efforts in 1997. In 1997, fixed costs related to the production facility were charged to cost of goods sold, and in 1996 were charged to research and development expenses.
 Selling, general and administrative expenses were $3,615,000 in 1998 compared to $3,487,000 in 1997 and $2,909,000 in 1996. Spending in 1998 is
still below 1995 spending levels. Selling, general and administrative costs increased slightly in 1998, only 3.6%, as compared to 1997. In both the years 1998 and 1997, the Company has made a concerted effort to perform market research studies to demonstrate consumer preference for its OraSolv technology. In 1998, it also initiated direct marketing efforts. Comparing 1997 to 1996, expenses increased primarily due to increased bonus payouts to management and increased marketing efforts for OraSolv.

     Net other income was $122,000 in 1998 compared to $479,000 in 1997 and $494,000 in 1996. Interest income is the main component of net other income and is dependent upon the cash position of the Company and the decreases represent the reduced cash position. In addition, the 1997 figures include $120,000 for a state sales and use tax refund for previously purchased fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from manufacturing agreements. Through December 31, 1998, CIMA has received net offering proceeds from such private and public sales of $57,268,000. In addition, the Company has had net sales of approximately $17,500,000, and has received $13,800,000 for product development fees and license revenues. Among other things, these funds were used to purchase approximately $15,685,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's Eden Prairie manufacturing facility. In July 1994, the Company completed an initial public offering of shares of its common stock, realizing net proceeds of approximately $16,379,000; and in May 1996 the Company completed another public offering of shares of its Common Stock, realizing net proceeds of approximately $12,038,000. The funds raised in CIMA's initial public offering have been used to build out the manufacturing facility, purchase and validate the appropriate production equipment, complete the research and development facilities, and purchase the necessary equipment for that facility. In 1996, CIMA successfully completed an FDA establishment inspection, a Minnesota state inspection, and has been granted a Drug Enforcement Agency license. The Company has used the funds raised in its May 1996 public offering primarily to prepare for commercial production in its manufacturing facility, which began in the first quarter of 1997, and to fund research and development for the application of the OraSolv-Registered Trademark- technology and other new technologies to pharmaceutical products. The balance of such funds have been used for working capital and other general corporate purposes.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements, the progress of the Company's research and development programs, receipt of revenues from the collaborative agreements, sales of the Company's products, and the need to expand production capacity. Cash, cash equivalents, and restricted cash were approximately $3,027,000 at December 31, 1998. The Company believes that its currently available funds, together with any license fees, product development fees, and sales revenue anticipated to be received in the future, may not meet its needs through 1999. It is anticipated that in the first half of 1999, the Company will need to raise additional funds. The Company is considering numerous types of financing. These include public or private financings, including equity financing which may be dilutive to shareholders, debt financing with a potential partner that may include product development projects and/or establishing a line of credit with a financial institution. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through December 1998. At December 31, 1998, the net operating losses available to offset taxable income were approximately $45,700,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carry-forwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitations, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's operations are not currently subject to market risks for interest rates, foreign currency exchange rates, commodity prices or other market price risks of a material nature.

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

                                      PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors", "Executive Officers of the Company" and "Compliance with the Reporting Requirements of Section 16(a)" contained in the Company's definitive proxy statement to be filed no later than April 30, 1999 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held June 2, 1999 (the "Proxy Statement").

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

        The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report


                                                                           PAGE
                                                                           ----
      Report of Independent Auditors.. . . . . . . . . . . . . . . . . . . . F-3
      Balance Sheets at December 31, 1998 and 1997 . . . . . . . . . . . . . F-4
      Statements of Operations for the three years ended
        December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . F-6
      Statements of Changes for Stockholders' Equity for the three years ended December 31, 1998. . . . . . . . . . . . . . . . . . . . F-7
      Statements of Cash Flows for the three years ended
        December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . F-8
      Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . F-9

   (2)  Index to Financial Statement Schedules

      Schedule II:  Valuation and Qualifying Accounts. . . . . . . . . . . .F-17

   (3)  Exhibits.



EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT
3.1         Fifth Restated Certificate of Incorporation of the Company. (1)
3.2         Second Restated Bylaws of the Company. (1)
4.1         Form of Certificate for Common Stock. (2)
4.2         Rights Agreement, dated March 14, 1997, between the Company and
            Norwest Bank Minnesota, N.A. (3)
10.1        Letter Agreement, dated January 28, 1998, between the Company and
            Joseph R. Robinson, Ph.D.*(4)(5)
10.2        Development and License Option Agreement, dated November 18, 1997, between Novartis Consumer Health, Inc. and the Company.  (4)(5)
10.3        Employment Agreement, dated October 29, 1997, between the Company and John M. Siebert, Ph.D.* (6)
10.4        Development and License Option Agreement, dated December 2, 1998, between N.V. Organon and the Company.
10.5        Real Property Lease, dated March 6, 1998, between Braun-Kaiser &
            Company and the Company.(4)
10.6        Equity Incentive Plan, as amended and restated.*(7)
10.7        1994 Directors' Stock Option Plan, as amended.*(8)
10.8        Form of Director and Officer Indemnification Agreement.*(2)
10.9        License Agreement, dated July 1, 1998, between Novartis Consumer
            Health Inc. and the Company.(5)(9)
10.10       Supply Agreement, dated July 1, 1998, between Novartis Consumer
            Health Inc. and the Company.(5)(9)
10.11       License Agreement, dated January 28, 1994, between SRI
            International and the Company. (2)(5)
10.12       Non-Employee Directors' Fee Option Grant Program.(10)
10.13       Amendment to Supply Agreement, dated June 26, 1997, between
            Bristol-Myers Squibb Company and   the Company.(5)(10)
10.14       License Agreement, dated June 26, 1997, between Bristol-Myers
            Squibb Company and the Company.(5)(10)



10.15       Development and Option Agreement, dated August 11, 1997,  between
            Schering Corporation and the Company.(5)(6)
10.16       Development and License Option Agreement, September 10, 1997,
            between IPR Pharmaceuticals, Inc.  and the Company.(5)(6)
23          Consent of Ernst & Young LLP.
24          Powers of Attorney (See page [31]).
27          Financial Data Schedule.


----------------------------------

*           Items that are management contracts or compensatory plans or
            arrangements required to be filed as    exhibits pursuant to Item
            14(c) of Form 10-K.

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

(3) Incorporated by reference herein to Exhibit 2 to the Company's Current Report on Form 8-K, filed March 25, 1997.

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-24424.

(5)         Confidential treatment has been requested for this exhibit.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-24424, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-24424, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31th day of March, 1999.
                                   CIMA LABS INC.

                                   By:  /s/ John M. Siebert
                                        -------------------------------------
                                            John M. Siebert
                                            Chief Executive Officer

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



        SIGNATURE                       TITLE                         DATE
/s/ John M. Siebert      Chief Executive Officer and Director     March 31, 1999
-----------------------     (PRINCIPAL EXECUTIVE OFFICER)
   John M. Siebert


/s/ Keith P. Salenger        Vice President, Finance and
-----------------------        Chief Financial Officer
   Keith P. Salenger          (PRINCIPAL FINANCIAL AND
                                  ACCOUNTING OFFICER)             March 31, 1999


/s/ Terrence W. Glarner                Director                   March 31, 1999
-----------------------
   Terrence W. Glarner


/s/ Steven B. Ratoff                  Director                   March 31, 1999
-----------------------
   Steven B. Ratoff


/s/ Joseph R. Robinson                Director                   March 31, 1999
-----------------------
   Joseph R. Robinson


                                                            FINANCIAL STATEMENTS

                                                                  CIMA LABS INC.


                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    CIMA LABS INC.

                                 FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                       CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . F-3


AUDITED FINANCIAL STATEMENTS:

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Statements of Changes in Stockholders' Equity. . . . . . . . . . . . . . . . F-7
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . F-8
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . F-9

                            REPORT OF INDEPENDENT AUDITORS


Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company's accumulated deficit and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company intends to obtain additional capital through outside sources to permit it to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/Ernst & Young LLP

Minneapolis, Minnesota
February 12, 1999

                                    CIMA LABS INC.

                                    BALANCE SHEETS


                                                            DECEMBER 31
                                                  -----------------------------
                                                       1998          1997
                                                  -----------------------------
 ASSETS
  Cash and cash equivalents                          $ 2,722,590   $ 1,145,760
  Short-term investments                                       -     3,277,300
  Accounts receivable:
   Net of allowance for doubtful accounts
   $0-1998;$32,150--1997                                1,654,796     1,597,814
  Inventories, net                                        479,045       630,619
  Prepaid expenses                                         79,866       146,805
                                                  -----------------------------
 Total current assets                                   4,936,297     6,798,298

 Other assets:
  Lease deposits                                          345,146        40,651
  Patents and trademarks, net                             204,648       230,889
                                                  -----------------------------
 Total other assets                                       549,794       271,540

 Property, plant and equipment:
  Construction in progress                                 72,204       174,565
  Equipment                                             9,314,867     8,657,885
  Leasehold improvements                                4,757,169     4,712,691
  Furniture and fixtures                                  604,204       604,204
                                                  -----------------------------
                                                       14,748,444    14,149,345
  Less accumulated depreciation                       (5,318,107)   (3,891,167)
                                                  -----------------------------
                                                        9,430,337    10,258,178
                                                  -----------------------------
 Total assets                                        $ 14,916,428  $ 17,328,016
                                                  -----------------------------
                                                  -----------------------------





                                                            DECEMBER 31
                                                  -----------------------------
                                                        1998          1997
                                                  -----------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                    $   670,597   $   128,712
  Accrued expenses                                        835,043       620,580
  Advance royalties                                       459,105       741,405
  Current portion of lease obligations                     64,998             -
                                                  -----------------------------
 Total current liabilities                              2,029,743     1,490,697

 Lease obligations                                        231,145             -
                                                  -----------------------------
 Total liabilities                                      2,260,888     1,490,697

 Stockholders' equity:
  Convertible preferred stock, $0.01 par value
   Authorized shares -- 5,000,000
   Issued and outstanding shares -- -0-
  Common stock, $0.01 par value:
   Authorized shares -- 20,000,000
   Issued and outstanding shares --
   9,610,394--1998
   9,608,394--1997                                         96,104        96,084
   Additional paid-in capital                          57,274,274    57,268,594
   Retained earnings (deficit)                       (44,714,838)  (41,527,359)
                                                  -----------------------------
 Total stockholders' equity                            12,655,540    15,837,319
                                                  -----------------------------
 Total liabilities and stockholders' equity          $ 14,916,428  $ 17,328,016
                                                  -----------------------------
                                                  -----------------------------



SEE ACCOMPANYING NOTES.

                                    CIMA LABS INC.

                               STATEMENTS OF OPERATIONS


                                                YEAR ENDED DECEMBER 31
                                     -------------------------------------------
                                          1998          1997           1996
                                     -------------------------------------------
 REVENUES:
  Net sales                            $  1,097,465  $  2,628,069   $         --
  R&D fees and licensing revenue          6,140,894     2,282,166      1,471,859
                                     -------------------------------------------
                                          7,238,359     4,910,235      1,471,859
 COSTS AND EXPENSES:
  Cost of goods sold                      2,443,812     4,376,412             --
  Research and product development        4,488,212     3,363,544      5,402,557
  Selling, general and
   administrative                         3,615,613     3,487,239      2,909,041
                                     -------------------------------------------
                                         10,547,637    11,227,195      8,311,598

 OTHER INCOME (EXPENSE)
  Interest income, net                      152,366       336,310        497,534
  Other income (expense)                   (30,567)       142,255        (3,738)
                                     -------------------------------------------
                                            121,799       478,565        493,796
                                     -------------------------------------------
 NET LOSS:                             $(3,187,479)  $(5,838,395)   $(6,345,943)
                                     -------------------------------------------
                                     -------------------------------------------
  Net loss per share:
   Basic and diluted                   $      (.33)  $      (.61)   $      (.72)

 WEIGHTED AVERAGE SHARES
 OUTSTANDING:
  Basic and diluted                       9,610,104     9,518,679      8,827,177



SEE ACCOMPANYING NOTES

                                    CIMA LABS INC.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                COMMON STOCK              ADDITIONAL PAID-IN   RETAINED EARNINGS
                                          ---------------------------          CAPITAL             (DEFICIT)
                                            SHARES          AMOUNT                                                         TOTAL
                                          -----------------------------------------------------------------------------------------
 Balance at Dec. 31, 1995                     7,821,974       $78,201         $43,462,921        $(29,259,472)          $14,281,650
  Issuance of common stock
   at $9.50 per share in May
   1996, net of offering costs
   of $1,405,794                              1,415,096        14,151          12,023,467                   --           12,037,618
  Stock options exercised                       109,787         1,117             712,824                   --              713,941
  Exercise of stock warrants                     64,732           647             387,746             (54,527)              333,866
  Net loss                                           --            --                  --          (6,345,943)          (6,345,943)
                                          -----------------------------------------------------------------------------------------
 Balance at Dec. 31, 1996                     9,411,589        94,116          56,586,958         (35,659,942)           21,021,132
  Stock options exercised                       191,968         1,920             652,662                   --              654,582
  Exercise of stock warrants                      4,837            48              28,974             (29,022)                  --
  Net loss                                            -             -                   -          (5,838,395)          (5,838,395)
                                          -----------------------------------------------------------------------------------------
 Balance at Dec. 31, 1997                     9,608,394        96,084          57,268,594         (41,527,359)           15,837,319
  Stock options exercised                         2,000            20               5,680                    -                5,700
  Net loss                                            -             -                   -          (3,187,479)          (3,187,479)
                                          -----------------------------------------------------------------------------------------
 Balance at Dec. 31, 1998                     9,610,394       $96,104         $57,274,274        $(44,714,838)          $12,655,540
                                          -----------------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------------

                                    CIMA LABS INC.

                               STATEMENTS OF CASH FLOWS


                                                                     -------------------------------------------------------
                                                                           1998                  1997               1996
                                                                     -------------------------------------------------------
 OPERATING ACTIVITIES
 Net loss                                                              $  (3,187,479)      $  (5,838,395)      $ (6,345,943)
 Adjustment to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                             1,653,319           1,051,679            606,339
  Gain on sale of property, plant and equipment                                 4,734                   -                  -
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (56,982)         (1,350,236)           (34,607)
    Inventories                                                               151,574            (96,032)          (209,977)
    Prepaid expenses                                                           66,939            (74,925)            215,399
    Accounts payable                                                          541,885           (135,658)           (27,497)
    Accrued expenses                                                          214,462              91,178          (165,725)
    Advance royalties                                                       (282,300)             491,405                 --
                                                                     -------------------------------------------------------
 Net cash used in operating activities                                      (893,848)         (5,860,984)        (5,962,011)
                                                                     -------------------------------------------------------

 INVESTING ACTIVITIES
 Purchases of property, plant and equipment                                 (451,986)           (772,262)          (315,276)
 Purchases of short-term investments                                                -        (29,469,496)        (7,597,162)
 Proceeds from maturities of short-term investments                         3,277,300          33,789,358                  -
 Proceeds from sale of property, plant and equipment                           33,000                   -                  -
 Patents and trademarks                                                      (88,841)           (111,470)          (103,685)
                                                                     -------------------------------------------------------
 Net cash provided by (used in) investing activities                        2,769,473           3,436,130        (8,016,123)
                                                                     -------------------------------------------------------

 FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                         5,700             654,582         13,085,423
 Security deposits on leases                                                (304,495)             250,000                  -
                                                                     -------------------------------------------------------
 Net cash (used in) provided by financing activities                        (298,795)             904,582         13,085,423
                                                                     -------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                           1,576,830         (1,520,272)          (892,711)
 Cash and cash equivalents at beginning of period                           1,145,760           2,666,032          3,558,743
 Cash and cash equivalents at end of period                                 2,722,590         $ 1,145,760        $ 2,666,032
                                                                     -------------------------------------------------------
                                                                     -------------------------------------------------------

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
 Acquisition of equipment pursuant to
   capital lease                                                              341,443                   -                  -



SEE ACCOMPANYING NOTES.

                                    CIMA LABS INC

                            Notes to Financial Statements
                                  December 31, 1998

1.   BUSINESS ACTIVITY

CIMA LABS INC., a Delaware Corporation, was incorporated on December 12, 1986. CIMA, based in Minneapolis, Minnesota, is a drug delivery company that specializes in oral drug delivery systems to improve patient compliance and drug efficacy. The Company currently develops and manufactures products based primarily upon its OraSolv-Registered Trademark- technology for marketing by multinational pharmaceutical companies. OraSolv is an oral dosage form which combines taste-masked, micro-encapsulated drug ingredients with an effervescent disintegration agent. The effervescent disintegration agent aids in rapid dissolution of the tablet, permitting swallowing before the pharmaceutical ingredients are released. The OraSolv tablet dissolves quickly without chewing or water and allows for effective taste-masking of a wide variety of both prescription and OTC active drug ingredients to improve patient compliance and drug efficacy.

The Company's strategy is to enter into collaborative arrangements with multinational pharmaceutical companies to have its proprietary drug delivery technologies incorporated into pharmaceutical products with an emphasis on products which command a large market share and/or are in large market segments. The Company will incorporate its proprietary drug delivery technology into a particular oral therapeutic and manufacture it for its corporate partner. The corporate partner will then market and sell the product. The Company's future profitability will be dependent upon the Company's ability to develop new, innovative drug delivery technologies that meet the requirements of its corporate partners. Although the Company believes these partners will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and result of operations.

2.   GOING CONCERN AND MANAGEMENT PLAN

Net losses since the Company's inception have resulted in an accumulated deficit of $44,714,858 at December 31, 1998. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent upon obtaining additional funds from outside sources and generating sufficient working capital from operations. The Company is currently exploring financing alternatives and may need to complete a financing transaction in 1999. The Company believes that the successful completion of a financing transaction will satisfy its future cash requirements. However, there can be no assurance that the Company will be able to raise additional funds if capital resources are exhausted, or that funds will be available on terms attractive to the Company.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates fair market value.

SHORT -TERM INVESTMENTS

The Company's investments are primarily U. S. Treasury securities and U.S. Government obligations with maturities of greater than ninety days and are classified as available for sale. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The investments are carried at cost which approximates market.

PATENTS AND TRADEMARKS

Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. Accumulated amortization was approximately $ 625,000 at December 31,1998 and $510,000 at December 31, 1997. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from three to twelve years. Depreciation expense was approximately $1,538,000 in 1998; $919,000 in 1997; and $493,000 in 1996.

INVENTORIES

Inventories, consisting of materials and packaging, are valued at cost under the first-in, first-out (FIFO); method which is not in excess of market.
Inventories are shown net of reserves for obsolescence of approximately $157,000 at December 31, 1998 and $46,000 at December 31, 1997.

IMPAIRMENT OF LONG - LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

REVENUE RECOGNITION

Sales of product are recorded upon shipment. Product and development fees are recognized as the services are provided. Revenues from license agreements are recorded when obligations under the agreement have been substantially completed. Royalties are recorded when earned.

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

4.   INCOME TAXES

Deferred income taxes are due to temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred income taxes as of December 31, 1998 and 1997 are as follows:


                                                1998                 1997
                                         --------------------------------------
                                                       (IN THOUSANDS)
 Deferred assets:
      Net operating loss                  $         18,475    $          15,213
      Accrued vacation                                  75                   61
      Inventory reserve                                 63                   17
      Other                                              -                   11
                                         --------------------------------------
                                                    18,613               15,302


 Deferred liability:
      Depreciation and amortization                    625                  448
                                         --------------------------------------
 Net deferred income tax asset                      17,988               14,854
 Valuation allowance                      $       (17,988)    $        (14,854)
                                         --------------------------------------
 Net deferred income taxes                $              -    $               -
                                         --------------------------------------
                                         --------------------------------------

The Company may be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $45,700,000 may be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules, and begin to expire in the Year 2001.

5.   LEASES

OPERATING LEASES

The Company leases office, research and development and manufacturing facilities in Brooklyn Park and Eden Prairie, Minnesota. The 75,000 square foot Eden Prairie facility houses the general and administrative offices and the manufacturing operation. The lease has an initial term expiring on June 1, 2009. The rent payments will be recalculated on June 1, 2001 and 2006, based on a market index. The Company has an option to extend the lease for one ten-year period. The research and development facility in Brooklyn Park is leased under a non-cancelable lease that expired in September 1998. The Company opted to renew the lease for an additional three year term. The Company also has the option to renew this lease for two additional five-year terms.

Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

 Year ending December 31:
 1999      ...............................................   $           622,360
 2000      ...............................................               622,360
 2001      ...............................................               622,360
 2002      ...............................................               459,030
 2003      ...............................................               380,460
 Thereafter    ..........................................              2,282,760

Rent expense of operating leases, excluding operating expenses, for the years ended December 31, 1998, 1997 and 1996 was $519,000, $517,000 and $494,000
respectively.

CAPITAL LEASES

The Company has three leases between 48 and 60 months in length with Norwest Equipment Finance, Inc. The deposit balance for the leases is $304,495 at December 31, 1998 and is reviewed on an annual basis in December and adjusted to the balance required to secure the assets being leased. Future minimum lease commitments for all capital leases with initial or remaining terms of one year or more are as follows:

 Year ending December 31:
 1999      ............................................                $ 90,499
 2000      ............................................                  90,499
 2001      ............................................                  90,499
 2002      ............................................                  77,291
 2003      ............................................                   4,993
                                                                    -----------
                                                                        353,781
 Less lease interest: ................... .............                 (57,638)
                                                                    -----------
                                                         Total         $296,143
                                                                    -----------
                                                                    -----------

6.   STOCK OPTIONS

The Company has an Equity Incentive Plan ("the Plan") under which options to purchase up to 2,400,000 shares of Common Stock may be granted to employees, consultants and others. The Compensation Committee, established by the Board of Directors, establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. The options expire ten years from the date of grant and are usually exercisable in annual increments ranging from 25% to 33% beginning one year from the date of grant.

The Company also has a Directors' Stock Option Plan which provides for the granting of non-management directors of the Company options to purchase shares of Common Stock. The maximum number of shares with respect to which options may be granted under this Plan is 410,000 shares. As of December 31, 1998, options to purchase 296,430 shares have been granted ranging from $1.30 to $10.125 per share. To date, none of these options have been exercised.

Shares available and options granted for the Equity Incentive Plan are as follows:


                                                                              NON-
                                                            INCENTIVE      QUALIFIED                            WEIGHTED
                                     SHARES AVAILABLE         STOCK          STOCK             TOTAL        AVERAGE EXERCISE
                                         FOR GRANT           OPTIONS        OPTIONS         OUTSTANDING      PRICE PER SHARE
                                   ------------------------------------------------------------------------------------------
 Balance at Dec.31, 1995                      225,487        820,408         287,800          1,108,208                $5.36

   Reserved                                   250,000              -               -                  -                    -
   Granted                                  (199,300)        122,085          77,215            199,300                 6.33
   Forfeited                                   91,293       (85,320)         (5,973)           (91,293)                 6.24
   Exercised                                        -       (91,314)        (18,473)          (109,787)                 6.31
                                   ---------------------------------------------------------------------
 Balance at Dec.31, 1996                      367,480        765,859         340,569          1,106,428                 6.27

   Granted                                  (390,700)        292,604          98,096            390,700                 5.89
   Forfeited                                  203,038      (166,575)        (36,463)          (203,038)                 7.32
   Exercised                                        -      (149,217)        (42,751)          (191,968)                 3.24
                                   ---------------------------------------------------------------------
 Balance at Dec.31, 1997                      179,818        742,671         359,451          1,102,122                 5.71


   Granted                                  (492,679)        101,428         391,251            492,679                 4.47
   Reserved                                   400,000              -               -                  -
   Forfeited                                  230,955      (156,259)        (74,696)          (230,955)                 6.88
   Exercised                                        -        (2,000)               -            (2,000)                 2.85
                                   ---------------------------------------------------------------------
 Balance at Dec.31, 1998                      318,094        658,840         676,006          1,361,846                 5.08

 Exercisable:
   December 31, 1996                                                                            548,221                $6.47
   December 31, 1997                                                                            506,460                $5.27
   December 31, 1998                                                                            556,626                $5.21


The following table summarizes information about stock options outstanding at December 31, 1998:


                                                          WEIGHTED             WEIGHTED                                WEIGHTED
                                                           AVERAGE              AVERAGE             NUMBER               AVERAGE
                                       NUMBER             REMAINING           OUTSTANDING       EXERCISABLE AT        EXERCISEABLE
 RANGE OF EXERCISE PRICES            OUTSTANDING       CONTRACTUAL LIFE           PRICE             12/31/98               PRICE
----------------------------------------------------------------------------------------------------------------------------------
 $ 2.00 - $ 3.00                          54,476              4.9 years             $2.98              52,528               $2.98
 $ 3.01 - $ 5.00                         696,437              6.0 years              3.86             310,041                3.88
 $ 5.01 - $ 8.00                         593,612              8.0 years              6.26             114,065                6.93
 $ 8.01 - $10.125                         17,321              3.0 years              8.87              79,992                8.91
--------------------------------------------------------------------------------------------------------------       ------------
 $ 2.00 - $10.125                      1,361,846             6.9 years              $5.71             556,626               $5.27
                                     ------------                                               --------------
                                     ------------                                               --------------


Shares available and options granted for Directors Stock Option Plan are as follows:


                                                                           NON-
                                                         INCENTIVE       QUALIFIED                             WEIGHTED
                                   SHARES AVAILABLE        STOCK           STOCK             TOTAL          AVERAGE EXERCISE
                                       FOR GRANT          OPTIONS         OPTIONS         OUTSTANDING       PRICE PER SHARE
                                 --------------------------------------------------------------------------------------------
 Balance at Dec.31, 1995                    185,000              -         165,000            165,000                 $ 7.43

      Granted                              (37,500)              -          37,500             37,500                  10.13
      Forfeited                                   -              -               -                  -                      -
      Exercised                                   -              -               -                  -                      -
                                 --------------------------------------------------------------------
 Balance at Dec.31, 1996                    147,500              -         202,500            202,500                   7.93

      Granted                              (56,070)              -          56,070             56,070                   3.92
      Reserved                               60,000              -               -                  -                      -
      Forfeited                                   -              -               -                  -                      -
      Exercised                                   -              -               -                  -                      -
                                 --------------------------------------------------------------------
 Balance at Dec.31, 1997                    151,430              -         258,570            258,570                   7.06




      Granted                              (37,860)              -          37,860             37,860                   2.96
      Forfeited                                   -              -               -                  -                      -
      Exercised                                   -              -               -                  -                      -
                                   ---------------------------------------------------------------------
 Balance at Dec.31, 1998                    113,570              -         296,430            296,430                  $6.54


Options outstanding under the plans expire at various dates during the period from March 1998 through December 2008. Exercise prices for options outstanding as of December 31, 1998, ranged from $2.80 to $10.125 per share. The weighted average fair values of options granted during the years ended December 31, 1998, 1997 and 1996 were $4.36, $5.89 and $3.96 respectively. The Company issued warrants to purchase 189,801 shares of its Common Stock at $6.00 per share. Of these warrants, 77,506 were exercised during 1996 and 4,837 during 1997. The remaining 107,458 warrants have expired.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 respectively; risk-free interest rates of 5.00%, 5.70% and 5.29%; volatility factor of the expected market price of the Company's common stock of .630, .649 and .641; and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                        1998                1997                 1996
                                             --------------------------------------------------------------
 Pro forma net loss            ............   $      (4,239,938)   $     (6,476,902)   $        (6,812,761)
 Pro forma net loss
    per common share,
    basic and diluted          ............   $           (0.44)   $          (0.68)   $             (0.77)


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

The 401(k) expense for the years ended December 31, 1998, 1997, and 1996 was $36,000, $29,000, and $25,000.


8.   EMPLOYMENT AGREEMENT

The Company entered into a new employment agreement with the current President and Chief Executive Officer in 1997 to continue in said position. The agreement includes provisions for compensation, stock options and bonuses based upon the achievement of certain performance targets. The agreement expires on December 31, 2000.

CIMA LABS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                               BALANCE AT           ADDITIONS
                                              BEGINNING OF       CHARGED TO COSTS        LESS          BALANCE AT END
            DESCRIPTION                          YEAR              AND EXPENSES       DEDUCTIONS          OF YEAR
---------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1998:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts             $   32,150             $   32,150         ($64,300)       $        0
   Obsolescence reserve                            46,388                110,382                 0          156,770
                                         ----------------------------------------------------------------------------
 TOTAL                                         $   78,538             $  142,532         ($64,300)       $  156,770

 Year ended December 31, 1997:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts             $        0             $   32,150       $         0       $   32,150
   Obsolescence reserve                           140,795                      0          (94,407)           46,388
                                         ----------------------------------------------------------------------------
 TOTAL                                         $  140,795             $   32,150       $  (94,407)       $   78,538

 Year ended December 31, 1996:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for doubtful accounts             $        0             $        0       $         0       $       0
   Obsolescence reserve                           332,207                      0         (191,412)          140,795

                                         ----------------------------------------------------------------------------
 TOTAL                                         $  332,207             $        0       $ (191,412)       $  140,795


                                    EXHIBIT INDEX


NO. OF EXHIBIT           DESCRIPTION
--------------           -----------
10.4                     Development and License Option Agreement, dated
                         December 2, 1998, between N.V. Organon and the Company.

23                       Consent of Ernst & Young LLP.

27                       Financial Data Schedule
