Form 10-Q
period 1999-03-31
CIMA LABS INC
filed 1999-05-13
CIK 833298

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________ .

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

                    ____________________________________________
                (Former name, former address and former fiscal year,
                           if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X       No
                                     ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value                               9,610,394
----------------------------                     -------------------------------
          (Class)                                (Outstanding at April 30, 1999)

                                   CIMA LABS INC.

                                 TABLE OF CONTENTS


                                                                  PAGE NUMBER
                                                                  -----------
 COVER PAGE                                                             1

 TABLE OF CONTENTS                                                      2

 PART I.                  FINANCIAL INFORMATION

             ITEM 1.      FINANCIAL STATEMENTS.

                          Condensed Balance Sheets as of March
                          31, 1999 and December 31, 1998                3

                          Condensed Statements of Operations
                          for the three-month periods ended             4
                          March 31, 1999 and 1998

                          Condensed Statements of Cash Flows
                          for the three-month periods ended             5
                          March 31, 1999 and 1998

                          Notes to Condensed Financial                  6
                          Statements

             ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF         7
                          OPERATIONS.

             ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES     10
                          ABOUT MARKET RISK.

 PART II.                 OTHER INFORMATION

             ITEM 1.      LEGAL PROCEEDINGS.                           11

             ITEM 2.      CHANGES IN SECURITIES AND USE OF             11
                          PROCEEDS.

             ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.             11

             ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF           11
                          SECURITY HOLDERS.

             ITEM 5.      OTHER INFORMATION.                           11

             ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.            11

 SIGNATURE                                                             12

PART I.
ITEM 1.  FINANCIAL STATEMENTS

                                 CIMA LABS INC.
                      Condensed Balance Sheets (Unaudited)

                                                                       March 31,    December 31,
                                                                    ----------------------------
                                                                            1999            1998
                                                                    ----------------------------
ASSETS
                                                                                          (note)
         Cash and cash equivalents                                  $  1,620,082    $  2,722,590
         Accounts receivable:                                          1,796,089       1,654,796
         Inventories, net                                              1,306,909         479,045
         Prepaid expenses                                                131,329          79,866
                                                                    ----------------------------
Total current assets                                                   4,854,409       4,936,297

Property, plant and equipment:
         Construction in progress                                        347,140          72,204
         Equipment                                                     9,314,867       9,314,867
         Leasehold improvements                                        4,757,169       4,757,169
         Furniture and fixtures                                          604,204         604,204
                                                                    ----------------------------
                                                                      15,023,380      14,748,444
         Less accumulated depreciation                                (5,706,743)     (5,318,107)
                                                                    ----------------------------
                                                                       9,316,637       9,430,337
Other assets:
         Lease deposits                                                  347,496         345,146
         Patents and trademarks, net                                     174,422         204,648
                                                                    ----------------------------
Total other assets                                                       521,918         549,794
                                                                    ----------------------------
Total Assets                                                        $ 14,692,964    $ 14,916,428
                                                                    ----------------------------
                                                                    ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                           $  1,412,829    $    670,597
         Accrued expenses                                              1,025,154         835,043
         Advance royalties                                               134,375         459,105
         Current portion of lease obligation                              66,562          64,998
                                                                    ----------------------------
Total current liabilities                                              2,638,920       2,029,743

Lease obligations                                                        213,906         231,145
                                                                    ----------------------------
Total liabilities                                                      2,852,826       2,260,888

      Stockholders' equity:
         Convertible Preferred Stock, $0.01 par value:
                   Authorized shares - 5,000,000
                   issued and outstanding shares - none

         Common Stock, $0.01 par value:
                   Authorized shares - 20,000,000
                   issued and outstanding shares:                         96,104          96,104
                   9,610,394 March 31, 1999 and December 31, 1998
         Additional paid-in capital                                   57,274,274      57,274,274
         Accumulated losses                                          (45,530,240)    (44,714,838)
                                                                    ----------------------------
Total stockholders' equity                                            11,840,138      12,655,540
                                                                    ----------------------------
Total liabilities and stockholders' equity                          $ 14,692,964    $ 14,916,428
                                                                    ----------------------------
                                                                    ----------------------------

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                                 CIMA LABS INC.
                   Condensed Statement of Income (Unaudited)


                                                   Three Months Ended
                                                       March 31,
                                                --------------------------
                                                       1999           1998
                                                --------------------------
REVENUES:
          Net sales                             $    35,000    $   187,692
          R&D fees and licensing revenue          1,644,452        981,800
                                                --------------------------
                                                  1,679,452      1,169,492

COSTS AND EXPENSES:
          Costs of goods sold                       433,571        370,622
          Research and product development        1,397,270      1,478,500
          Selling, general and administrative       684,972        760,848
                                                --------------------------
                                                  2,515,813      2,609,970

OTHER INCOME (EXPENSE):
          Interest income, net                       29,540         59,167
          Other income (expense), net                (8,581)           283
                                                --------------------------
                                                     20,959         59,450
                                                --------------------------
NET GAIN (LOSS):                                $  (815,402)   $(1,381,028)
                                                --------------------------
                                                --------------------------
          Net gain (loss) per share:
          Basic and diluted                     $     (0.08)   $     (0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
          Basic and diluted                       9,610,104      9,609,216

                                 CIMA LABS INC.
                  Condensed Statement of Cash Flows (Unaudited)


                                                                      Three Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                         1999           1998
                                                                  --------------------------
OPERATING ACTIVITIES
Net loss                                                          $  (815,402)   $(1,381,028)
Adjustments to reconcile net loss to net cash
      used in operating activities:
            Depreciation and amortization                             417,920        403,081
            Changes in operating assets and liabilities:
                 Accounts receivable                                 (141,293)     1,053,809
                 Inventories                                         (827,863)       217,371
                 Prepaid expenses                                     (51,463)       (25,881)
                 Accounts payable                                     742,234         50,159
                 Accrued expenses                                    (201,296)        34,513
                 Advance royalties                                     66,675        (30,000)
                                                                  --------------------------
NET CASH USED IN OPERATING ACTIVITIES                                (810,488)       322,024
                                                                  --------------------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                           (290,610)      (294,076)
Proceeds from maturities of short term investments                       --        1,973,184
Patents and trademarks                                                    941        (23,184)
                                                                  --------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (289,669)     1,655,924
                                                                  --------------------------
                                                                  --------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                      -          5,700
                                                                  --------------------------
Net Cash Used In Financing Activities                                       -          5,700
                                                                  --------------------------
Increase (decrease) in cash and cash equivalents                   (1,100,157)     1,983,648
Cash and cash equivalents at beginning of period                    2,722,590      1,145,760
                                                                  --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 1,622,433    $ 3,129,408
                                                                  --------------------------
                                                                  --------------------------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Acquisition of equipment pursuant to equipment loan and capital
        lease obligation                                                    -        275,347


See notes to condensed financial statements.

                                  CIMA LABS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1999 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or fair market value.

                                         March 31,           December 31,
                                           1999                  1998
                                        ----------           ------------
Raw materials                           $1,153,275             $479,045
Work in process                              3,236                    -
Finished products                          150,398                    -
                                        ----------             --------
                                        $1,306,909             $479,045
                                        ----------             --------
                                        ----------             --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL TO CONTINUE TO FUND ITS OPERATIONS, THE SUCCESS OF THE COMPANY IN MANUFACTURING THE COMPANY'S TECHNOLOGIES, AND IN COMMERCIALIZING ITS NEW DRUG DELIVERY PROGRAMS, THE COMPANY'S ABILITY TO SIGN ADDITIONAL COLLABORATIVE ARRANGEMENTS WITH PHARMACEUTICAL COMPANIES, AND THE COMPANY'S RELIANCE ON ITS KEY PERSONNEL AND COLLABORATIVE PARTNERS, AS WELL AS THOSE DISCUSSED IN "BUSINESS RISKS" BELOW.

GENERAL

     CIMA LABS INC., ("CIMA" or the "Company") was founded in 1986, and focused initially on contract manufacturing liquid effervescent products. In September 1992, patent claims were allowed on the Company's OraSolv-Registered Trademark-technology. Following the issuance of the OraSolv patent, CIMA changed its focus and emerged as a drug delivery company offering technologies in the fast-dissolve and oral transmucosal areas. OraSolv and DuraSolv-TM-, the Company's premier fast-dissolve technologies, are oral dosage formulations incorporating microencapsulated active drug ingredients into tablets which dissolve quickly in the mouth without chewing or water which effectively mask the taste of the medication being delivered. OraSolv's and DuraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient dosage form. In addition, OraSolv and DuraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. Additional drug delivery technologies are also under development by the Company.

     In early-1997 the Company recorded its first commercial sales using the Company's OraSolv technology. In 1998, another over-the-counter product for a second partner was launched using the OraSolv technology. The Company anticipates that the first prescription pharmaceutical product using the OraSolv technology will be launched by one of its partners later in 1999. Prior to this, the Company's revenues had been from sales using the Company's AutoLution (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaborative agreements, and product development fees paid by corporate partners to fund the Company's research efforts for products developed under such agreements. Approximately 42% of the Company's total revenues through March 31, 1999 have been generated from development work and sales of AutoLution products. The Company does not anticipate that it will manufacture liquid effervescent products, and has not recognized any revenues from such products since 1995. Since 1995, approximately $15,402,000 of revenue has been generated primarily from three major sources: product development fees (approximately 49% of the total) for work primarily related to OraSolv and DuraSolv products, and to a lesser extent sales (approximately 24%) related to OraSolv products and licensing revenues (approximately 24%) related to OraSolv and DuraSolv products. In addition to revenue from the above sources, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $26,000,000 from private sales of equity securities and $16,400,000 and $12,000,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. At March 31, 1999 the Company had 9,610,394 shares of its Common Stock outstanding.

     The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv and DuraSolv products, and products based on such new technologies to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv and DuraSolv products. Although the Company believes these partners have and will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

     The Company expects that losses will continue through at least 1999, even though CIMA expects to be generating sales revenue from manufacturing OraSolv products, licensing arrangements, and product development fees related to the Company's technologies. At March 31, 1999, the Company had accumulated net losses of approximately $45,530,000. Research and development expenses are expected to show a moderate increase as CIMA investigates new drug technologies, including the possibility of utilizing sublingual systems, and to support our partner's product development programs. As CIMA has geared up production for the upcoming Novartis Triaminic-Registered Trademark- Softchews-Registered Trademark- national launch, the Company hired additional operations personal to meet their initial orders. Manufacturing infrastructure fixed costs should not need to increase materially as there is production capacity to meet short-term production needs.

     The Company has substantially completed the assessment of the impact that the Year 2000 date conversion may have on its internal systems and software, including information technology ("IT") and non-IT, or embedded technology systems. The Company believes its risks relating to Year 2000 issues in its systems to be very low, as its IT systems are relatively small and predominately new and its software consists entirely of "off the shelf" packages for which Year 2000 compliant upgrades are available and have largely already been implemented.

     The Company has designated an individual to oversee Year 2000 compliance. It is their responsibility, by the end of the first-half of 1999, to ensure that all software packages have been converted or replaced, if necessary, to be free of Year 2000 problems. The Company has spent, to date, approximately $7,000 on software upgrades and expects the total expenditures for such upgrades to be less than $15,000. The Company is substantially complete in replacing or reallocating hardware that may present Year 2000 concerns, and estimates the total cost of any such replacement to be less than $15,000. A review performed by an outside consultant has indicated that the risks related to the Company's internal systems is immaterial as far as Year 2000 compliance is concerned.

     The Company is in the process of determining if its corporate partners and major suppliers have appropriate plans to remediate Year 2000 issues. To date, none of the parties has indicated significant concerns about their ability to do so. However, a substantial negative impact of Year 2000 issues on one of the Company's few large corporate partners or major suppliers that would affect their ability to do business could have a material adverse effect on the operations and financial condition of the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The Company's results of operations for the quarter ended March 31, 1999 reflect the progress and continued emphasis of developing products using CIMA's technologies for our corporate partners. Product sales decreased to $35,000 in the first quarter of 1999 from $188,000 in the first quarter of 1998. The products that the Company are currently manufacturing for its partner are seasonal in nature and cause minimal sales to be recorded in the first quarter. Product development fees and licensing revenues increased to $1,645,000 in the quarter ended March 31, 1999 from $982,000 for the same period in 1998. This increase is mostly attributable to product development fees from Zeneca and Organon for work on their respective prescription product projects, and also from Novartis Consumer Health for further development work performed for a non-prescription product. The 1998 revenues represent fees for similar projects but more weighted toward development fees for non-prescription products. So long as the Company has relatively few agreements with corporate partners, product development fees and licensing revenues will tend to fluctuate on a quarter-to-quarter basis.

     Cost of goods sold increased to $434,000 from $371,000 for the same period in 1998. The increase is attributable to certain non-recurring start-up costs for the forthcoming commercial production for one of our corporate partners. Research and development expenses decreased 6% to $1,397,000 for the three months ended March 31, 1999 from $1,479,000 in the corresponding prior period. The decrease is primarily due to timing of expenses for work being performed on internally developed new technologies. Selling, general and administrative expenses decreased to $685,000 for the three-month period ended March 31, 1999 from $761,000 for the three-month period ended March 31, 1998. The decrease in selling, general and administrative expenses was primarily due to the reduction in legal expenses and outside consulting fees. Net interest income decreased from $59,000 for the three-months ended March 31, 1998 to $29,000 for the same period in 1999. Net interest income is dependent on the cash position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from supply agreements. Through March 31, 1999, CIMA had received net offering proceeds from such private and public sales of approximately $57,300,000 and had net sales from manufacturing and supply agreements of approximately $17,500,000, and other revenues that include licensing revenue, product development and milestone fees of $15,415,000. Among other things, these funds were used to purchase approximately $16,000,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's manufacturing facility.

     Cash and cash equivalents were approximately $1,620,000 at March 31, 1999, a decrease of $1,103,000 from $2,723,000 at the period ended December 31, 1998. The majority of the decrease can be attributable the purchase of raw material, approximately $675,000, for the forthcoming production for our corporate partners.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements with corporate partners, the progress of the Company's research and development programs and receipt of revenues from the collaborative agreements, sales of the Company's products, and the need to expand production capacity. The Company believes that its currently available funds together with revenues from operations, and a bank line of credit should be sufficient to meet its anticipated needs through 1999. Thereafter, or sooner if conditions make it necessary, the Company will need to raise additional funds through public or private financings, including equity financing which may be dilutive to shareholders and/or through research and development relationships with suitable potential corporate partners. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through March 31, 1999. At December 31, 1998, the net operating losses available to offset taxable income were approximately $45,700,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

     The Company began commercial production of its first product in CIMA's OraSolv dosage form in 1997 and must be evaluated in light of the uncertainties and complications present for any company that has just recently begun to derive product revenues and, in particular, a company in the pharmaceutical industry. The Company has accumulated net losses of $45,530,000 from inception through March 31, 1999. Losses have resulted principally from costs incurred in research and development of the Company's technologies, supporting the manufacturing facility, and from general and administrative costs. These costs have exceeded the Company's revenues. The Company expects to continue to incur losses at least through the remainder of 1999. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability.

     The Company believes that its currently available funds, together with any license fees, product development fees and sales revenue anticipated to be received in the future, may not meet its needs through 1999. It is anticipated that in the first half of 1999, the Company may need to raise additional funds. The Company is considering numerous types of financing. These include establishing a line of credit with a financial institution and/or public or private financing, including equity financing which may be dilutive to shareholders, debt financing with a potential partner that may include product development projects. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products and technologies. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the Company's technologies as an alternative to conventional oral dosage forms. The Company expects that products using its technologies will be priced slightly higher than conventional swallow or chewable tablets. Although the Company believes that its consumer research, and a competitors launch of a fast-dissolve product has been encouraging, there can be no assurance that market acceptance for the Company's OraSolv products and/or its new drug delivery technologies will ever develop or be sustained.

     The Company began manufacturing OraSolv products in commercial quantities in February 1997. Commercial sales have been made and revenue has been recognized from sales of OraSolv products. To achieve future desired levels of production, the Company may be required to increase its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners. Furthermore, the Company has only one manufacturing line and one facility capable of manufacturing products. If this production line and/or facility becomes damaged or becomes incapable of manufacturing products due to natural disaster, governmental regulatory issues or otherwise, the Company would have no other means of producing OraSolv products.

     The Company intends to increase its research and development expenditures to enhance its current technologies, and to pursue internal proprietary drug delivery technologies. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons. Such reasons include the possibilities of not finding a partner to market the technology in their product, of being difficult to manufacture on a large scale or be uneconomical to market.

     The fast-dissolve drug delivery field is fairly new and rapidly evolving and it is expected to continue to undergo improvements and rapid technological changes. There can be no assurances that current or new competitors will not succeed in developing technologies and products that are more effective than any which are developed by the Company or which could render the Company's technologies and products non-competitive or that any technology developed by the Company will be preferred to any existing or newly developed technologies.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are not currently subject to market risks for interest rates, foreign currency exchange rates, commodity prices or other market price risks of a material nature.

                                   CIMA LABS INC.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The Company has instituted an opposition proceeding in the European Patent Office, and has requested that the United States Patent and Trademark Office declare an interference proceeding, each of which has been reported in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          Item      Description
          -----     -----------
          10.17     Real Property Lease, Amendment No. 8, dated September 23,
                    1998, between Principal Life Insurance Company and the
                    Company.

          27        Financial Data Schedule.

                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CIMA LABS INC.


Date: May 13, 1999                    By: /s/ John M. Siebert, Ph.D.
      ------------                        -----------------------------------
                                          John M. Siebert, Ph.D.
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 13, 1999                    By: /s/ Keith P. Salenger
      ------------                        -----------------------------------
                                          Keith P. Salenger
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial
                                          and Accounting Officer)

                                   EXHIBIT INDEX

No. of Exhibit     Description
--------------     -----------
10.17              Real Property Lease, Amendment No. 8, dated September 23,
                   1998, between Principal Life Insurance Company and the
                   Company.

27                 Financial Data Schedule.