Form 10-Q
period 1999-06-30
CIMA LABS INC
filed 1999-08-16
CIK 833298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-24424

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    41-1569769
-------------------------------------------------------------------------------
  State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


           10000 Valley View Road, Eden Prairie, Minnesota 55344-9361 (Address of principal executive offices, including zip code)


                                 (612) 947-8700
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X   No
                                           ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                   9,616,154 Shares
 --------------------------------       ----------------------------------
             (Class)                      (Outstanding at July 30, 1999)

                                 CIMA LABS INC.

                                TABLE OF CONTENTS




                                                                                             PAGE NUMBER
                                                                                             -----------
COVER PAGE                                                                                        1

TABLE OF CONTENTS                                                                                 2

PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Condensed Balance Sheets as of June 30, 1999
                    and December 31, 1998                                                         3

                    Condensed Statements of Operations for the three-
                    month and six-month periods ended June 30, 1999
                    and 1998                                                                      4

                    Condensed Statements of Cash Flows for the six-month
                    periods ended June 30, 1999 and 1998                                          5

                    Notes to Condensed Financial Statements                                       6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                           7

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   12

PART II. OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS                                                            13

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                    13

         ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                              13

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          13

         ITEM 5.    OTHER INFORMATION                                                            14

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                             14

SIGNATURES                                                                                       15

EXHIBIT INDEX                                                                                    16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 CIMA LABS INC.
                      CONDENSED BALANCE SHEETS (UNAUDITED)


                                                              June 30,             December 31,
                                                                1999                  1998(1)
                                                            ------------           ------------
                                                                                       (Note)
ASSETS
  Cash and cash equivalents                                 $    718,665           $  2,722,590
  Accounts receivable                                          2,321,200              1,654,796
  Inventories, net                                             1,664,979                479,045
  Prepaid expenses                                               118,199                 79,866
                                                            ------------           ------------
Total current assets                                           4,823,043              4,936,297
Property, plant and equipment:
  Construction in progress                                       494,299                 72,204
  Equipment                                                    9,314,867              9,314,867
  Leasehold improvements                                       4,757,169              4,757,169
  Furniture and fixtures                                         604,204                604,204
                                                            ------------           ------------
                                                              15,170,539             14,748,444
  Less accumulated depreciation                               (6,160,622)            (5,318,107)
                                                            ------------           ------------
                                                               9,009,917              9,430,337
Other assets:
  Lease deposits                                                 311,804                345,146
  Patents and trademarks, net                                    182,143                204,648
                                                            ------------           ------------
Total other assets                                               493,947                549,794
                                                            ------------           ------------
Total assets                                                $ 14,326,907           $ 14,916,428
                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,331,272           $    670,597
  Accrued expenses                                               791,304                835,043
  Advance royalties                                              468,334                459,105
  Current portion of lease obligation                             68,164                 64,998
                                                            ------------           ------------
Total current liabilities                                      2,659,074              2,029,743

Lease obligations                                                196,252                231,145
                                                            ------------           ------------
Total liabilities:                                             2,855,326              2,260,888

Stockholders' equity
  Convertible Preferred Stock, $0.01 par value:
    Authorized shares--5,000,000;  issued and
      outstanding shares--none
  Common Stock, $0.01 par value:
    Authorized shares--20,000,000; issued and
     outstanding shares:
     9,610,394 June 30, 1999 and December 31, 1998                96,104                 96,104
  Additional paid-in capital                                  57,274,274             57,274,274
  Accumulated losses                                         (45,898,797)           (44,714,838)
                                                            ------------           ------------
Total stockholders' equity                                    11,471,581             12,655,540
                                                            ------------           ------------
Total liabilities and stockholders' equity                  $ 14,326,907           $ 14,916,428
                                                            ============           ============
--------------------------

1 The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

                                 CIMA LABS INC.
                   Condensed Statements of Income (Unaudited)


                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                     ------------------------------        ------------------------------
                                                         1999               1998               1999               1998
                                                     ------------------------------        ------------------------------
REVENUES:

    Net sales                                        $ 1,398,862         $        -        $ 1,433,862        $   157,692
    R&D fees and licensing revenue                     1,738,153          1,336,125          3,382,605          2,317,925
                                                     ------------------------------        ------------------------------
                                                       3,137,015          1,336,125          4,816,467          2,475,617

COSTS AND EXPENSES:

    Cost of goods sold                                 1,866,108            296,900          2,299,679            637,522
    Research and product development                     872,762            869,276          2,270,032          2,347,776
    Selling, general and administrative                  790,171            940,094          1,475,142          1,700,942
                                                     ------------------------------        ------------------------------
                                                       3,529,041          2,106,270          6,044,853          4,686,240

OTHER INCOME (EXPENSE):

    Interest income, net                                  13,329             34,339             42,869             92,298
    Other income (expense), net                           10,139               (609)             1,558                882
                                                     ------------------------------        ------------------------------
                                                          23,468             33,730             44,427             93,180

NET LOSS:                                            $  (368,558)       $  (736,415)       $(1,183,959)       $(2,117,443)
                                                     ====================================================================
    Net loss per share:
    Basic and diluted                                $     (0.04)       $     (0.08)       $     (0.12)       $     (0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic and diluted                                 9,610,394          9,610,394          9,610,394          9,609,808

See notes to financial statements

                                 CIMA LABS INC.
                 Condensed Statements of Cash Flows (Unaudited)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                               1999              1998
                                                                        -----------------------------------
OPERATING ACTIVITIES
Net loss                                                                   $(1,183,959)       $(2,117,443)
Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation and amortization                                              897,299            807,438
    Gain on sale of property, plant and equipment                                    -              2,982
Changes in operating assets and liabilities:
         Accounts receivable                                                  (666,403)           545,662
         Inventories                                                        (1,185,933)          (545,222)
         Other current assets                                                  (38,333)            22,916
         Accounts payable                                                      660,674            209,824
         Accrued expenses                                                      (43,741)           (35,958)
         Advance royalties                                                       9,229           (105,000)
                                                                        -----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (1,551,167)        (1,214,801)
                                                                        -----------------------------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                    (420,478)          (349,878)
Proceeds from sale of property, plant & equipment                                    -             27,000
Proceeds of maturities of short-term investments                                     -          3,277,297
Patents and trademarks                                                         (32,280)           (56,255)
                                                                        -----------------------------------
Net cash used in investing activities                                         (452,758)         2,898,164
                                                                        -----------------------------------


FINANCING ACTIVITIES
Proceeds from issuance of common stock                                               -              5,700
                                                                        -----------------------------------
Net Cash Used In Financing Activities                                                -              5,700
                                                                        -----------------------------------
Increase (decrease) in cash and cash equivalents                            (2,003,925)         1,689,063
Cash and cash equivalents at beginning of period                             2,722,590          1,145,760
                                                                        -----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   718,665        $ 2,834,823
                                                                        ===================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment pursuant to equipment loan and
    capital lease obligation                                                                      257,490


See notes to financial statements.

                                 CIMA LABS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            JUNE 30, 1999 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or fair market value.


                                             June 30,                 December 31,
                                               1999                       1998
                                          ---------------             -------------
Raw materials                                $1,190,966                  $479,045

Work in process                                  60,342                        --

Finished products                               413,671                        --
                                          ---------------             -------------
                                             $1,664,979                  $479,045
                                          ===============             =============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "ESTIMATE" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE ANTICIPATED LAUNCHES OF CIMA'S PRODUCTS BY ITS PARTNERS, THE ABILITY TO ACHIEVE THE DESIRED LEVELS OF PRODUCTION REQUESTED BY CIMA'S PARTNERS, THE MARKET ACCEPTANCE OF THE COMPANY'S ORASOLV-Registered Trademark- TECHNOLOGY, AND THE SUCCESSFUL PERFORMANCE UNDER THE COLLABORATIVE ARRANGEMENTS WITH THE COMPANY'S PARTNERS. CIMA'S RESULTS OF OPERATIONS AND FINANCIAL POSITION COULD ALSO BE AFFECTED BY SEVERAL FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDING, BUT NOT LIMITED TO, CIMA'S RELIANCE ON COLLABORATIVE PARTNERS, THE GROWTH OF THE ANTIMIGRAINE MARKET, THE SUCCESS OF THE COMPANY IN SCALE-UP AND COMMERCIALIZING ITS CURRENT DEVELOPMENT PROGRAMS, THE COMPANY'S ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND ITS OPERATION, AND FUTURE CAPITAL REQUIREMENTS. THESE AND OTHER FACTORS ARE MORE FULLY DISCUSSED IN "BUSINESS RISKS" BELOW.

GENERAL

     CIMA LABS INC. ("CIMA" or the "Company") was founded in 1986, and focused initially on contract manufacturing liquid effervescent products. In September 1992, patent claims were allowed on the Company's OraSolv-Registered Trademark- technology. Following the issuance of the OraSolv patent, CIMA changed its focus and emerged as a drug delivery company offering technologies in the fast-dissolve and transmucosal area. OraSolv and DuraSolv-TM-, the Company's premier fast-dissolve technologies, are oral dosage formulations incorporating microencapsulated active drug ingredients into tablets which dissolve quickly in the mouth without chewing or water which effectively mask the taste of the medication being delivered. OraSolv's and DuraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient dosage form. In addition, OraSolv and DuraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. Additional drug delivery technologies in the transmucosal area are also under development by the Company.

     In early-1997 the Company recorded its first commercial sales using the Company's OraSolv technology. In 1998, another over-the-counter product for a second partner was launched using the OraSolv technology. In the second quarter this year, AstraZeneca received regulatory approval from the Swedish regulatory authority for the OraSolv fast-dissolving version of its Zomig-Registered Trademark- antimigraine medication. Sweden is also the rapporteur country for European Union approval. Based on this approval, the Company anticipates that the first prescription pharmaceutical product using the OraSolv technology will be launched by AstraZeneca, later in 1999. Prior to emerging as a drug delivery company, the Company's revenues had been from sales using the Company's AutoLution (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaborative agreements, and product development fees paid by corporate partners to fund the Company's research efforts for products developed under such agreements. Approximately 38% of the Company's lifetime revenues through June 30, 1999 have been generated from development work and sales of AutoLution products. It is expected that this figure will be less than 33% by the end of calendar year 1999, as the Company does not anticipate that it will manufacture liquid effervescent products, and has not recognized any revenue from such products since 1995. Since 1995, approximately $18,527,000 of revenue has been generated primarily from three major sources: product development fees (approximately 45% of the total) for work primarily related to OraSolv and DuraSolv products, and to a lesser extent sales (approximately 28%) related to OraSolv products and licenses and milestone fees (approximately 25%) related to OraSolv and DuraSolv products. In addition to revenue from the above sources, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $26,000,000 from private sales of equity securities and $16,400,000 and $12,000,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. At June 30, 1999 the Company had 9,610,394 shares of its Common Stock outstanding.

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

     The Company expects that losses will continue through at least 1999. These losses will continue to decrease for the balance of the year. It is anticipated that sales will continue to increase as it is expected that two of the Company's partners will be launching their products in the OraSolv dosage form. AstraZeneca is expected to launch a fast-dissolving version of Zomig in European countries, and Novartis will launch Triaminic-Registered Trademark- Softchews-Registered Trademark- utilizing the OraSolv dosage form. It is also expected that other revenues for the second half of 1999 will meet or exceed the figures generated in the first half of the year. As the Company has geared up production for the previously mentioned upcoming launches for its partners the Company has hired additional personnel to meet their initial orders. Manufacturing infrastructure fixed costs should not need to increase materially as there is production capacity to meet short-term production needs. Research and development expenses are expected to show a minimal increase as the Company continues investigating new coating and drug delivery technologies, including the possibilities of utilizing sublingual systems, and to support our partners' development projects. At June 30, 1999, the Company had accumulated net losses of approximately $45,900,000.

     The Company has substantially completed the assessment of the impact that the Year 2000 date conversion may have on its internal systems and software, including information technology ("IT") and non-IT, or embedded technology systems. The Company believes that its risks relating to Year 2000 issues in its systems to be very low, as its IT systems are relatively small and predominately new and its software consists entirely of "off the shelf" packages for which Year 2000 compliant up-grades are available and have already been implemented. There is however additional testing that is currently underway to ensure that there are no Year 2000 issues with the embedded systems in the Company's production equipment. The initial testing has indicated that there are not any issues that can not be resolved with a minimum amount of expenditure. This testing is anticipated to be completed by the end of the third quarter 1999. If there were unanticipated issues that were to arise relating to Year 2000, it could have a negative effect to the Company's ability to achieve the desired level of production requested by its partners.

     The Company has designated an individual to oversee Year 2000 compliance. It was their responsibility, by the end of the first half of 1999, to ensure that all software packages have been converted or replaced, if necessary, to be free of Year 2000 problems. This task has been completed, except for, as noted above, the embedded systems in production operations. The Company has spent, to date, approximately $22,000 on software upgrades and expects the total upgrades to be less than $50,000.

     The Company is substantially complete in replacing or reallocating hardware that may present Year 2000 concerns, and estimates the total cost of any such replacement to be less than $20,000. A review performed by an outside consultant has indicated that the risks related to the Company's internal systems is immaterial as far as Year 2000 compliance is concerned.

     The Company is still in the process of determining if its major suppliers and corporate partners have appropriate plans to remediate Year 2000 issues. To date, none of the parties have indicated significant concerns about their ability to do so. However, a substantial negative impact of Year 2000 on one of the Company's few large major suppliers or corporate partners that would affect their ability to do business could have a material adverse effect on the operations and financial condition of the Company.

RESULTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     The Company's results of operations for the three- and six-month periods ended June 30, 1999 reflect the continued emphasis of developing OraSolv products for our corporate partners and progressing them into commercial projects. Total revenues increased to $3,137,000 and $4,816,000 in the three- and six-month periods ended June 30, 1999, respectively, from $1,336,000 and $2,476,000 in the three- and six-month periods ended June 30, 1998. Sales were $1,399,000 for the three-month period ended June 30, 1999, as compared to zero for the same period in 1998. The majority of these sales represent the sales to Novartis Consumer Health, Inc. for their anticipated national launch of Triaminic-Registered Trademark- Softchews-Registered Trademark- in the OraSolv dosage form. Sales were $1,434,000 for the six-month period ended June 30, 1999, as compared to $158,000, for the same period in 1998. Other revenues, which consist primarily of product development fees and licensing and milestone revenues, increased to $1,738,000 and $3,383,000 in the three- and six-month periods ended June 30, 1999, respectively, from $1,336,000 and $2,318,000 in the three- and six-month periods ended June 30, 1998. In 1999, the majority of these revenues were generated by two prescription product collaborations, one each with AstraZeneca and Organon, and the Novartis over-the-counter cough, cold product, Triaminic Softchews. Revenues have increased in 1999, as the projects continue to progress, and the financial results include milestone payments received related to this progress.

     These revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments, royalties and manufacturing fees. So long as the Company has relatively few agreements with corporate partners, license revenues and product development fees will tend to fluctuate on a quarter-to-quarter basis.

     Cost of goods sold increased to $1,866,000 and $2,300,000 in the three- and six-month periods ended June 30, 1999, respectively, from $297,000 and $638,000 in the three- and six-month periods ended June 30, 1998. The increase in 1999 costs is primarily attributable to increased production. The manufacturing facility is not running at full capacity, therefore resulting in cost of sales exceeding sales due to the under-absorbed overhead. Research and development expenses were $873,000 for the three-months ended June 30, 1999, as compared to $869,000 for the same period in 1998. For the six-month period ended June 30, 1999, research and development expenses were $2,270,000 compared to $2,348,000 for the same period ended June 30, 1998. Research and development expenses have remained fairly constant over these periods as efforts continue on the development programs for our partners, and internal efforts to develop new technologies. Selling, general and administrative expenses decreased to $790,000 and $1,475,000 in the three- and six-month periods ended June 30, 1999, respectively, from $940,000 and $1,701,000 for the same periods in 1998, respectively. This decrease was primarily due to the reduction in legal expenses and outside consulting fees. Other income decreased to $23,000, and $44,000 in the three- and six-month periods ended June 30, 1999, respectively, from $34,000 and $93,000 for the same periods in 1998, respectively. Other income is comprised mainly of interest income which has decreased as it is dependent on the cash position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from supply agreements. Through June 30, 1999, the Company had received net offering proceeds from such private and public sales of approximately $57,300,000 and had net sales from manufacturing and supply agreements of approximately $18,910,000, and other revenues that include licensing revenue, product development and milestone fees of $16,924,000. Among other things, these funds were used to purchase approximately $16,500,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's manufacturing facility.

     Cash and cash equivalents were approximately $719,000 at June 30, 1999, a decrease of $2,004,000 from $2,723,000 at the period ended December 31, 1998. The majority of the decrease can be attributable to the increase in the trade receivables of $461,000, and the $1,186,000 increase in inventory for the forthcoming production for our corporate partners, as well as research and development efforts.

     The Company's expects that its cash position will improve during the remainder of the year. It already has built satisfactory inventory levels to support the two anticipated product launches, later this year, by its corporate partners Novartis Consumer Health and AstraZeneca. The Company expects its cash flow from these sales, and continued product development and milestone fees, and licensing revenues to exceed expenditures for the remainder of the year, and into year 2000. To ensure that the Company would have enough cash during this phase, in July 1999, the Company secured a $2,000,000 line of credit to be available to provide financing, if necessary.

     The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements with corporate partners, the progress of the Company's research and development programs and receipt of revenues from the collaborative agreements, and the potential need to expand production capacity. As previously noted, the Company believes that its currently available funds together with revenues from operations, and a bank line of credit should be sufficient to meet its anticipated needs through 1999. Thereafter, if conditions make it necessary, the Company may need to raise additional funds for capital expansion needs through public or private financings, including equity financing which may be dilutive to shareholders and/or through research and development relationships with suitable potential corporate partners. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company has not generated taxable income through June 30, 1999. At December 31, 1998, the net operating losses available to offset taxable income were approximately $45,700,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carryforwards will be limited in any one fiscal year. The carryforwards expire beginning in 2001. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce potential federal income tax liabilities.

BUSINESS RISKS

     The Company began commercial production of its first product in the Company's OraSolv dosage form in 1997 and must be evaluated in light of the uncertainties and complications present for any company that has just recently begun to derive product revenues and, in particular, a company in the pharmaceutical industry. The Company has accumulated net losses of $45,900,000 from inception through June 30, 1999. Losses have resulted principally from costs incurred in research and development of the Company's technologies, supporting the manufacturing facility, and from general and administrative costs. These costs have exceeded the Company's revenues. The Company expects to continue to incur additional losses at least through the remainder of 1999. There can be no assurance that the Company will ever generate substantial revenue or achieve profitability.

The Company believes that its currently available funds, together with the line of credit, product development and milestone fees, license and sales revenue anticipated to be received in the future, should be sufficient to meet its needs through 1999. After 1999, the Company may need to raise additional funds to expand production capacity to meet corporate partners anticipated needs. The Company is considering numerous types of financing. These include public or private financing, including equity financing which may be dilutive to shareholders, debt or equity financing with a potential or present corporate partners and/or expanding the current line of credit. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

     The Company is dependent upon its ability to enter into and perform under collaborative arrangements with pharmaceutical companies for the development and commercialization of its products and technologies. Failure of these partners to market the Company's products successfully could have a material adverse effect on the Company's financial condition and results of operations. The Company's revenues are also dependent upon ultimate consumer acceptance of the Company's technologies as an alternative to conventional oral dosage forms. The Company expects that products using its technologies will be priced slightly higher than conventional swallow or chewable tablets. Although the Company believes that its consumer research, and the launch of some fast-dissolve products has been encouraging, there can be no assurance that market acceptance for the Company's OraSolv products and/or its new drug delivery technologies will ever develop or be sustained.

     The Company began manufacturing OraSolv products in commercial quantities in February 1997. Commercial sales have been made and revenue has been recognized from sales of OraSolv products. The Company expects that two of its partners will launch their products in the OraSolv dosage form later in 1999. The Company has sufficient capacity to meet these demands. However, to achieve future desired levels of production, the Company may be required to increase its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners. Furthermore, the Company has only one manufacturing line and one facility capable of manufacturing products. If this production line and/or facility becomes damaged or becomes incapable of manufacturing products due to natural disaster, governmental regulatory issues or otherwise, the Company would have no other means of producing OraSolv products.

     The Company intends to increase its research and development expenditures to enhance its current technologies, and to pursue internal proprietary drug delivery technologies. Even if these technologies appear promising during various stages of development, they may not reach the commercialization stage for a number of reasons. Such reasons include the possibilities of not finding a partner to market the technology in their product, of being difficult to manufacture on a large scale or of being uneconomical to market.

     The fast-dissolve drug delivery field is fairly new and rapidly evolving. Within the past fifteen months the Company's two major competitors (Fuisz Technologies Ltd., and RP Scherer Corporation) have been acquired by two larger companies. It is unclear how these acquisitions will impact the Company, but the competitors most likely have additional resources to develop their technologies. It can be expected that the fast-dissolve drug delivery field will continue to undergo improvements and changes, and the Company may be at a competitive disadvantage to react to these changes as many of its competitors, or any new competitors will have greater financial resources. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective than any which are developed by the Company or which could render the Company's technologies and products non-competitive or that any technology developed by the Company will be preferred by consumers to any existing or newly developed technologies.

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

              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On June 2, 1999, the Company held its annual meeting of stockholders, at which meeting the stockholders took the following actions:

              (i) elected John M. Siebert, Ph.D., Terrence W. Glarner, Steven B. Ratoff and Joseph R. Robinson, Ph.D., to serve as directors of the Company for the ensuing year and until their successors are elected;

              (ii) approved the amendment and restatement of the Company's Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares to 2,650,000; and

              (iii) ratified the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1999.

              Such actions were taken by the following votes:


                                                                                                VOTES
                                                                     VOTES FOR                 WITHHELD
                                                                     ---------                 --------
              Election of Directors:
                   John M. Siebert, Ph.D.                            9,049,187                  18,975
                   Terrence W. Glarner                               9,049,187                  18,975
                   Steven B. Ratoff                                  9,049,187                  18,975
                   Joseph R. Robinson, Ph.D.                         9,049,187                  18,975


                                                           VOTES FOR          VOTES AGAINST             ABSTENTIONS
                                                           ---------          -------------             -----------
              Amendment of Stock Plan                      5,319,723            3,739,439                  9,000
              Ratification of Auditors                     9,056,887                5,500                  5,775

     ITEM 5.  OTHER INFORMATION.

              None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     EXHIBITS


                      Item              Description
                      ----              -----------
                       3.2              Third Restated Bylaws of the Company.

                      10.6              Equity Incentive Plan, as amended and
                                        restated.

                      10.17             License Agreement dated May 28, 1999,
                                        between IPR Pharmaceticals, Inc. and the Company.

                      27                Financial Data Schedule.


                                 CIMA LABS INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                              CIMA LABS INC.





Date:  August 16, 1999        By:   /s/  John M. Siebert
     -------------------         ---------------------------
                                  John M. Siebert
                                  President and Chief Executive Officer



Date:  August 16, 1999        By:   /s/  Keith P. Salenger
     -------------------         ---------------------------
                                  Keith P. Salenger
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


NO. OF EXHIBIT        DESCRIPTION
--------------        -----------
3.2                   Third Restated Bylaws of the Company.

10.6                  Equity Incentive Plan, as amended and restated.

10.17                 License Agreement dated May 28, 1999, between IPR
                      Pharmaceuticals, Inc. and the Company.

27                    Financial Data Schedule.