Form 10-Q
period 1999-09-30
CIMA LABS INC
filed 1999-11-15
CIK 833298

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-24424

CIMA LABS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1569769 (I.R.S. Employer Identification No.)

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

 Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	9,618,291 Shares
(Class)	(Outstanding at September 30, 1999)

CIMA LABS INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CIMA LABS INC.

Condensed Balance Sheets (Unaudited)

	September 30, 1999	December 31, 1998(1)
		(Note)
Assets
Cash and cash equivalents	$1,227,736	$2,722,590
Accounts receivable	1,662,133	1,654,796
Inventories, net	2,031,042	479,045
Prepaid expenses	107,083	79,866

Total current assets	5,027,994	4,936,297
Property, plant and equipment:
Construction in progress	1,377,925	72,204
Equipment	9,314,867	9,314,867
Leasehold improvements	4,757,169	4,757,169
Furniture and fixtures	604,204	604,204

	16,054,165	14,748,444
Less accumulated depreciation	(6,549,257)	(5,318,107)

	9,504,908	9,430,337
Other assets:
Lease deposits	315,100	345,146
Patents and trademarks, net	157,953	204,648

Total other assets	473,053	549,794

Total assets	$15,005,955	$14,916,428

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$1,994,564	$670,597
Accrued expenses	939,480	835,043
Advance royalties	177,709	459,105
Notes payable-line of credit	335,377	—
Current portion of lease obligation	69,805	64,998

Total current liabilities	3,516,935	2,029,743
Lease obligations	178,174	231,145

Total liabilities	3,695,109	2,260,888
Stockholders' equity:
Convertible Preferred Stock, $0.01 par value:
Authorized shares—5,000,000; issued and outstanding shares—none
Common Stock, $0.01 par value:
Authorized shares—20,000,000; issued and outstanding shares:
9,618,291-September 30, 1999; 9,610,394-December 31, 1998	96,183	96,104
Additional paid-in capital	57,294,603	57,274,274
Accumulated losses	(46,079,940)	(44,714,838)

Total stockholders' equity	11,310,846	12,655,540

Total liabilities and stockholders' equity	$15,005,955	$14,916,428

(1)
The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed financial statements.

CIMA LABS INC.

Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues:
Net sales	$2,030,918	$719,695	$3,464,780	$877,387
R&D fees and licensing revenue	2,005,000	1,587,669	5,387,605	3,905,594

	4,035,918	2,307,364	8,852,385	4,782,981
Costs and Expenses:
Cost of goods sold	2,185,282	1,166,857	4,484,961	1,804,379
Research and product development	1,290,945	1,030,371	3,560,977	3,378,147
Selling, general and administrative	738,788	793,869	2,213,931	2,494,811

	4,215,015	2,991,097	10,259,869	7,677,337
Other Income (Expense):
Interest income (expense), net	(4,308)	29,471	23,680	121,770
Other income (expense), net	2,261	(1,086)	18,702	(204)

	(2,047)	28,385	42,382	121,566
Net Gain (Loss):	$(181,144)	$(655,348)	$(1,365,102)	$(2,772,790)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.14)	$(0.29)
Weighted Average Shares Outstanding:
Basic and diluted	9,614,972	9,610,394	9,611,937	9,610,006

See notes to financial statements.

CIMA LABS INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	1999	1998
Operating Activities
Net loss	$(1,365,102)	$(2,772,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,310,124	1,251,746
Gain on sale of property, plant and equipment	—	4,734
Changes in operating assets and liabilities:
Accounts receivable	(7,337)	495,001
Inventories	(1,551,995)	(8,078)
Other current assets	(27,217)	(5,428)
Accounts payable	988,589	235,249
Accrued expenses	439,813	208,798
Advance royalties	(281,396)	(180,000)

Net cash used in operating activities	(494,521)	(770,770)

Investing Activities
Purchases of property, plant and equipment	(1,323,839)	(436,113)
Proceeds from sale of property, plant & equipment	—	33,000
Proceeds of maturities of short-term investments	—	3,277,297
Patents and trademarks	(32,280)	(66,581)

Net cash provided by (used in) investing activities	(1,356,119)	2,807,605

Financing Activities
Proceeds from issuance of common stock	20,409	5,700
Proceeds from line of credit	1,777,000	—
Repayment of line of credit	(1,441,623)	—

Net Cash Used In Financing Activities	355,786	5,700

Increase (decrease) in cash and cash equivalents	(1,494,854)	2,042,535
Cash and cash equivalents at beginning of period	2,722,590	1,145,760

Cash and cash equivalents at end of period	$1,227,736	$3,188,295

Supplemental schedule of noncash investing and financing activities:
Acquisition of equipment pursuant to equipment loan and capital lease obligation		245,876

See notes to condensed financial statements.

CIMA LABS INC.

Notes to Condensed Financial Statements

September 30, 1999 (unaudited)

Note A—Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note B—Inventories

    Inventories are stated at the lower of cost (first in, first out) or fair market value.

	September 30, 1999	December 31, 1998
Raw materials	$1,346,538	$479,045
Work in process	2,849	—
Finished products	681,655	—

	$2,031,042	$479,045

Note C—Net Loss Per Share

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "expect," "estimate" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the anticipated regulatory approvals and launches of CIMA's products by its partners, the ability to achieve the desired levels of production requested by CIMA's partners, the market acceptance of the Company's OraSolv® technology, and the successful performance under the collaborative arrangements with the Company's partners. CIMA's results of operations and financial position could also be affected by several factors that may cause actual results to differ materially including, but not limited to, CIMA's reliance on collaborative partners, the growth of the antimigraine market, the success of the Company in scale-up and commercializing its current development programs, the Company's ability to raise additional capital to fund its operation, and future capital requirements. These and other factors are more fully discussed in "Business Risks" below.

General

    CIMA LABS INC. ("CIMA" or the "Company") was founded in 1986. The Company began its focus on pharmaceutical drug delivery in September 1992, when patent claims were allowed on the Company's OraSolv® technology. Following the issuance of the OraSolv patent, CIMA emerged as a drug delivery company offering technologies in the fast-dissolve and transmucosal areas. OraSolv and DuraSolv™, the Company's premier fast-dissolve technologies, are oral dosage formulations incorporating microencapsulated active ingredients into tablets which dissolve quickly in the mouth without chewing or water which effectively mask the taste of the medication being delivered. OraSolv's and DuraSolv's fast-dissolving capability may enable patients in certain age groups or those with a variety of conditions that limit their ability to swallow conventional tablets to receive medication in a more convenient dosage form. In addition, OraSolv and DuraSolv can provide more accurate administration of doses than liquid or suspension formulations as no measuring is required. Additional drug delivery technologies in the transmucosal area are also under development by the Company.

    In early-1997 the Company recorded its first commercial sales using the Company's OraSolv technology. In 1998, another over-the-counter product for a second partner was launched using the OraSolv technology. In the second quarter this year, AstraZeneca received regulatory approval from the Swedish regulatory authority for the OraSolv fast-dissolving version of its Zomig® antimigraine medication, Zomig rapimelt. This was the first regulatory approval of a prescription product in the OraSolv dosage form. As of October 11, 1999 the majority of the European Union countries have recognized this approval. In the third quarter 1999, products in the OraSolv dosage form were sold to three of our partners. It is anticipated that a second prescription product will be launched in the second half of the Year 2000.

    Prior to emerging as a drug delivery company, the Company's revenues had been from sales using the Company's AutoLution (a liquid effervescent) technology, license fees paid by corporate partners in consideration of the transfer of rights under collaborative agreements, and product development fees paid by corporate partners to fund the Company's research efforts for products developed under such agreements. Approximately 34% of the Company's lifetime revenues through September, 1999 have been generated from development work and sales of AutoLution products. It is expected that this figure will be closer to 30% by the end of calendar Year 1999, as the Company does not anticipate that it will manufacture liquid effervescent products, and has not recognized any revenue from such products since 1995. Since 1995, approximately $22,500,000 of revenue has been generated primarily from three major sources: product development fees (approximately 43% of the total) for work primarily related to OraSolv products, and to a lesser extent sales, although expected to increase more rapidly, (approximately 32%) related to OraSolv products, and license and milestone fees (approximately 24%) related to OraSolv and DuraSolv products.

    In addition to revenue from the above sources, the Company has funded operations from private and public sales of equity securities, realizing net proceeds of approximately $26,000,000 from private sales of equity securities and $16,400,000 and $12,000,000 from the Company's July 1994 initial public offering and May 1996 public offering of its Common Stock, respectively. At September 30, 1999 the Company had 9,618,291 shares of its Common Stock outstanding.

    The Company's ability to generate revenues is dependent upon its ability to develop new, innovative drug delivery technologies and to enter into and be successful in collaborative arrangements with pharmaceutical and other healthcare companies for the development and manufacture of OraSolv and DuraSolv products, and products based on such new technologies to be marketed by these corporate partners. The Company is highly dependent upon the efforts of the corporate partners to successfully market OraSolv and DuraSolv products. Although the Company believes these partners have and will have an economic motivation to market these products vigorously, the amount and timing of resources to be devoted to marketing are not within the control of the Company. These partners independently could make material marketing and other commercialization decisions which could adversely affect the Company's future revenues. Moreover, certain of the Company's products are seasonal in nature and the Company's sales revenues could vary materially from quarter to quarter depending on which of such products, if any, are then being marketed.

    The Company expects to be earnings neutral for the remainder 1999. Beginning in the Year 2000, the Company anticipates that it will enter a profit-sustaining period related to operations. It is expected that sales will continue to increase as it is anticipated that two of the Company's partners will be launching their prescription products in the OraSolv dosage form. AstraZeneca is first expected to launch a fast-dissolving version of Zomig in European countries and later, after FDA approval, in the United States and Organon is also expected to launch a fast-dissolving version of one of their products late in the Year 2000. It is also expected that other revenues, which consist of product development fees, milestone payments, and licensing revenues will continue to meet or exceed the figures generated in the first nine-months of 1999. As the Company has geared up its production efforts, CIMA has hired additional personnel to meet production demands. Manufacturing infrastructure fixed costs however should not need to increase materially as there is production capacity to meet short-term production needs. Research and development expenses are expected to show a minimal increase as the Company continues investigating new coating and drug delivery technologies, including sublingual systems, and to support our partners' development projects. At September 30, 1999, the Company had accumulated net losses of approximately $46,100,000.

    The Company has substantially completed the assessment of the impact that the Year 2000 date conversion may have on its internal systems and software, including information technology ("IT") and non-IT, or embedded technology systems. The Company believes that its risks relating to Year 2000 issues in its systems to be very low, as its IT systems are relatively small and predominately new and its software consists entirely of "off the shelf" packages for which Year 2000 compliant up-grades are available and have already been implemented. There is however additional testing that is currently underway to ensure that there are no Year 2000 issues with the embedded systems in the Company's production and research and development equipment. The testing has indicated that there are not any issues that can not be resolved with a minimum amount of expenditure. This testing was completed at the end of the third quarter 1999. If there were unanticipated issues that were to arise relating to Year 2000, it could have a negative effect to the Company's ability to achieve the desired level of production requested by its partners.

    The Company has designated an individual to oversee Year 2000 compliance. It was their responsibility, by the end of the first half of 1999, to ensure that all software packages have been converted or replaced, if necessary, to be free of Year 2000 problems. This task has been completed. The Company has spent, to date, approximately $22,000 on software upgrades and expects the total upgrades to be less than $50,000.

    The Company is substantially complete in replacing or reallocating hardware that may present Year 2000 concerns, and estimates the total cost of any such replacement to be less than $20,000. It has also made a decision not to replace some embedded systems where the date is not a critical issue. In these instances there may be a need to revalidate those pieces of equipment. A review performed by an outside consultant has indicated that the risks related to the Company's internal systems is immaterial as far as Year 2000 compliance is concerned.

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

Results of Operations

    Three Months And Nine Months Ended September 30, 1999 and 1998

    The Company's results of operations for the three- and nine-month periods ended September 30, 1999 reflects the emphasis and progress of developing OraSolv products for our corporate partners and converting them into product sales. Total revenues increased to $4,036,000 and $8,852,000 in the three-and nine-month periods ended September 30, 1999, respectively, from $2,307,000 and $4,783,000 in the three- and nine-month periods ended June 30, 1998. Sales were $2,031,000 for the three-month period ended September 30, 1999, as compared to $720,000 for the same period in 1998. The majority of these sales, for both periods, represent sales to Novartis Consumer Health, Inc. of Triaminic® Softchews® in the OraSolv dosage form. In 1999, these sales are supporting the national launch which occurred in this quarter, and in 1998 the sales supported a regional launch. Also included in the third quarter 1999 sales figure are initial sales of Zomig® rapimelt in the OraSolv dosage form to support the anticipated launch in the European Community. Sales were $3,465,000 for the nine-month period ended September 30, 1999, as compared to $877,000 for the same period in 1998. Other revenues, which consist primarily of product development fees and licensing and milestone revenues, increased to $2,005,000 and $5,387,000 in the three-and nine-month periods ended September 30, 1999, respectively, from $1,587,000 and $3,906,000 in the three- and nine-month periods ended September 30, 1998. In 1999, the majority of these revenues were generated by two prescription product collaborations, one each with AstraZeneca and Organon, and the Novartis over-the-counter cough, cold product, Triaminic Softchews. Revenues have increased in 1999, as the projects continue to progress. The financial results include milestone payments received related to this progress.

    Other revenues reflect the signing of license option and development agreements with multinational pharmaceutical companies that provide for licensing fees, milestone payments, manufacturing fees and royalty payments. So long as the Company has relatively few agreements with corporate partners, these revenues and fees will tend to fluctuate on a quarter-to-quarter basis.

    Cost of goods sold increased to $2,185,000 and $4,485,000 in the three-and nine-month periods ended September 30, 1999 respectively, from $1,167,000 and $1,804,000 in the three- and nine-month periods ended September 30, 1998. The increase in 1999 costs is primarily attributable to increased production. The manufacturing facility is not running at full capacity, therefore resulting in cost of sales exceeding sales due to the under-absorbed overhead. Research and development expenses were $1,291,000 for the three-months ended September 30, 1999, as compared to $1,030,000 for the same period in 1998. Research and development expenses increased in the third quarter of 1999 due to a concerted effort relating to the internal development of coated actives for the manufacture of OraSolv products. For the nine-month period ended September 30, 1999 research and development expenses were $3,561,000 compared to $3,378,000 for the same period ended September 30, 1998. Research and development expenses have shown a minimum increase as headcount has increased to support partners' projects. Selling, general and administrative expenses decreased to $739,000 and $2,214,000 in the three- and nine-month periods ended September 30, 1999, respectively, from $794,000 and $2,495,000 for the same periods in 1998, respectively. This decrease was primarily due to the reduction in legal expenses, outside consulting, and the vacancy for the Vice President of Business Development position. Other income (expense) decreased to ($2,000) and $42,000 in the three-and nine-month periods ended September 30, 1999, respectively, from $28,000 and $122,000 for the same periods in 1998, respectively. Other income is comprised mainly of interest income which has decreased as it is dependent on the cash position of the Company. For the three-months ended September 30, 1999 the expense figure includes the closing fee, and the interest expense for the revolving line of credit that the Company secured and utilized during that period.

Liquidity and Capital Resources

    The Company has financed its operations to date primarily through private and public sales of its equity securities and revenues from product development, license and milestone fees, and sales. Through September 30, 1999, the Company had received net offering proceeds from such private and public sales of approximately $57,300,000 and had net sales from manufacturing and supply agreements of approximately $20,940,000 and other revenues that include licensing revenue, product development and milestone fees of $19,160,000. Among other things, these funds were used to purchase approximately $16,500,000 of capital equipment, including approximately $7,500,000 in the last two quarters of 1994 in connection with completing the Company's manufacturing facility, and approximately $1,000,000 in the third quarter of 1999 primarily for the coating facility being built at the Eden Prairie facility.

    On July 14, 1999, the Company entered into a secured revolving line of credit agreement with Wells Fargo Business Credit, Inc., (WFBCI). The credit agreement is for $2,000,000, and provides funds primarily for working capital purposes. The Company has utilized this facility during the third quarter 1999, and anticipates that it may continue to draw upon this facility for the remainder of the year. It should be noted that the Company has informed WFBCI that it is in default of the covenant which limits the Company on its unfinanced capital expenditures. It too should be noted that the Company has received documentation from WFBCI that they waive the default.

    Cash and cash equivalents, net of borrowings from the credit facility were approximately $892,000 at September 30, 1999. This is an increase of $174,000 from the June 30, 1999 balance, and a decrease of $1,830,000 from $2,723,000 at the period ended December 31, 1998. The majority of the decrease can be attributable to the increase in inventory of $1,552,000 to support the production needs of our partners.

    The Company expects that its cash position will continue to improve during the remainder of the year as CIMA generates cash from operations. Satisfactory inventory levels have already been established to support the two anticipated product launches, by its corporate partners Novartis Consumer Health and AstraZeneca. The Company expects its cash flow from these sales, continued product development and milestone fees, and licensing revenues to exceed expenditures for the remainder of the year, and into Year 2000. The Company believes that its currently available funds, together with the bank line of credit, and revenues from operations should be sufficient to meet its short-term working capital needs.

    The Company's long-term capital requirements will depend upon numerous factors, including the status of the Company's collaborative arrangements with corporate partners, the progress of the Company's research and development programs, acceptance of orally disintegrating tablets as a dosage form, and receipt of revenues from the collaborative agreements. Based on current projections from our corporate partners, the Company will need to expand its production capacity by the Year 2001. Funds will need to be committed prior to that time to secure the capital equipment necessary to meet the anticipated production requirements. The Company is currently in negotiations with its corporate partners to secure the necessary funds to meet its anticipated needs. As an alternative, the Company may need to raise additional funds through public or private financings, including equity financing which may be dilutive to shareholders. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

    The Company has not generated taxable income through September 30, 1999. At December 31, 1998, the net operating losses available to offset taxable income were approximately $45,700,000. Because the Company has experienced ownership changes, pursuant to Internal Revenue Code regulations, future utilization of the operating loss carry forwards will be limited in any one fiscal year. The carry forwards expire beginning in 2001. As a result of the annual limitation, a portion of these carry forwards may expire before ultimately becoming available to reduce future potential federal income tax liabilities.

Business Risks

    The Company began commercial production of its first product in the Company's OraSolv dosage form in 1997 and must be evaluated in light of the uncertainties and complications present for any company that has just recently begun to derive product revenues and, in particular, a company in the pharmaceutical industry. The Company has accumulated net losses of $46,100,000 from inception through September 30, 1999. Losses have resulted principally from costs incurred in research and development of the Company's technologies, supporting the manufacturing facility, and from general and administrative costs. These costs have exceeded the Company's revenues. The Company expects that it will be able to generate sufficient product sales to be profitable beginning in the Year 2000. However, there can be no assurance that the Company will ever generate substantial revenue or achieve profitability.

    The Company believes that its currently available funds, together with the line of credit, product development and milestone fees, license and sales revenue anticipated to be received in the future, should be sufficient to meet its needs through 1999. After 1999, the Company may need to raise additional funds to expand production capacity to meet corporate partners anticipated needs. The Company is considering numerous types of financing. These include negotiating with its corporate partners to secure the necessary funds. Other alternatives include public or private financing, including equity financing which may be dilutive to shareholders, debt or equity financing with a potential or present corporate partners and/or expanding the current line of credit. There can be no assurance that the Company will be able to raise additional funds if its capital resources are exhausted, or that funds will be available on terms attractive to the Company.

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

    The Company began manufacturing OraSolv products in commercial quantities in February 1997. Commercial sales have been made and revenue has been recognized from sales of OraSolv products. Two of the Company's partners launched products using the OraSolv dosage form in 1999. The Company has sufficient capacity to meet these demands. However, to achieve future desired levels of production, the Company may be required to increase its manufacturing capabilities. There can be no assurance that manufacturing can be scaled-up in a timely manner to allow production in sufficient quantities to meet the needs of the Company's corporate partners. Furthermore, the Company has only one manufacturing line and one facility capable of manufacturing products. If this production line and/or facility becomes damaged or becomes incapable of manufacturing products due to natural disaster, governmental regulatory issues or otherwise, the Company would have no other means of producing OraSolv products.

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

    The fast-dissolve drug delivery field is fairly new and rapidly evolving. Within the past eighteen months the Company's two major competitors (Fuisz Technologies Ltd., and RP Scherer Corporation) have been acquired by two larger companies. It is unclear how these acquisitions will impact the Company, but the competitors most likely have additional resources to develop their technologies. It can be expected that the fast-dissolve drug delivery field will continue to undergo improvements and changes, and the Company may be at a competitive disadvantage to react to these changes as many of its competitors, or any new competitors will have greater financial resources. There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective than any which are developed by the Company or which could render the Company's technologies and products non-competitive or that any technology developed by the Company will be preferred by consumers to any existing or newly developed technologies.

    The foregoing risks reflect the Company's stage of development and the nature of the Company's industry. The Company is also subject to a range of additional risks, including competition, uncertainties regarding the regulatory review process, uncertainties regarding the effects of healthcare reform on the pharmaceutical industry, including pressures exerted on the prices charged for pharmaceutical products and uncertainties regarding protection of patents and proprietary rights, all of which may have a material adverse effect on the Company's business.

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

      None

Item 3.  Defaults upon Senior Securities.

      None

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

Item 5.  Other Information.

      None

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

Item	Description

10.18	Credit and Security Agreement dated July 14, 1999, between Wells Fargo Business Credit, Inc., and the Company.
27	Financial Data Schedule.

CIMA LABS INC.
SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

CIMA LABS INC.
Date: November 15, 1999	/s/ JOHN M. SIEBERT John M. Siebert President, Chief Executive and acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No. of Exhibit	Description

10.18	Credit and Security Agreement dated July 14, 1999, between Wells Fargo Business Credit, Inc., and the Company.
27	Financial Data Schedule.

QuickLinks

CIMA LABS INC. TABLE OF CONTENTS

CIMA LABS INC.

CIMA LABS INC. SIGNATURES

EXHIBIT INDEX