Form 10-K
period 1999-12-31
CIMA LABS INC
filed 2000-03-30
CIK 833298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the fiscal year ended December 31, 1999
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from        to

                         Commission File Number 0-24424
                         ------------------------------

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                             41-1569769
  (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                    organization)

       10000 VALLEY VIEW ROAD, EDEN PRAIRIE,
                    MN 55344-9361                                       (952) 947-8700
       (Address of principal executive offices                   (Registrant's telephone number,
                    and zip code)                                      including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 24, 2000 was $160,545,880. Common stock outstanding at March 24, 2000 was 10,825,894 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Stockholders to be held on June 2, 2000 are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

                                     PART I.

     This Annual Report on Form 10-K (the "Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or our future performance. We caution readers not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date this report was filed. Forward-looking statements are not descriptions of historical facts. The words or phrases "will likely result," "look for," "may result," "will continue," "is anticipated," "expect," "project," or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the "Risk Factors" filed as Exhibit 99 to this Form 10-K, and in our other filings with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

     We were incorporated in Delaware in 1986. Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "CIMA" in this Form 10-K relate to CIMA LABS INC., a Delaware corporation.

     We have registered "CIMA(R)," "CIMA LABS INC.(R)," "OraSolv(R)," and "OraSolv(R)SR" as trademarks with the U.S. Patent and Trademark Office. These registered trademarks are used in this Form 10-K. We also use the trademarks "DuraSolv(TM)," "PakSolv(TM)," "OraVescent(TM)SL/BL" and "OraVescent(TM)SS" in this Form 10-K.

     Triaminic(R)and Softchews(R)are registered trademarks of Novartis. Zomig(R)and rapimelt(R)are registered trademarks of AstraZeneca. Pepcid(R)is a registered trademark of Merck. Tempra(R)is a registered trademark of Bristol-Myers Squibb. Quicklets(TM)and FirsTabs(TM)are trademarks of Bristol-Myers Squibb. Zydis(R)is a registered trademark of R.P. Scherer Corporation. Claritin(R)and Reditabs(R)are registered trademarks of Schering-Plough. WOWTab(R)is a registered trademark of Yamanouchi Shaklee Pharmaceuticals. Flashtab(R)is a registered trademark of Laboratories Prographarm. FlashDose(R)is a registered trademark of Fuisz Technologies Ltd.


ITEM 1. BUSINESS

COMPANY OVERVIEW

     We develop and manufacture fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, our leading proprietary fast-dissolve technologies, are oral dosage forms incorporating taste-masked active drug ingredients into tablets which dissolve quickly in the mouth without chewing or water. We currently manufacture and package five commercial products incorporating our proprietary fast-dissolve technologies. We develop applications for our technologies that we license to pharmaceutical company partners. We generate revenue from licensing fees, product development fees, selling products we have manufactured that use our fast-dissolve technologies and royalties. We currently have agreements with American Home Products, AstraZeneca, Bristol-Myers Squibb, N.V. Organon, Novartis and Schering-Plough.

     We believe that the attributes of our OraSolv and DuraSolv fast-dissolve technologies may enable patients in certain age groups or with limited ability to swallow conventional tablets to receive medication in an oral dosage form that is more convenient than traditional tablet-based oral dosages. Both OraSolv and DuraSolv technologies incorporate taste-masked active drug ingredients into tablets that have the following potential benefits:

     o   ease of administration;

     o   improved dosing compliance; and

     o   increased dosage accuracy compared to liquid formulations.

     Our proprietary technologies enable our pharmaceutical company partners to differentiate their products from competing products. In addition to providing a competitive advantage in the marketplace, our proprietary technologies also may enable our pharmaceutical company partners to extend the product life cycles of their patented drug compounds beyond existing patent expiration dates. Improving compliance also can provide benefits to the healthcare system by enhancing therapeutic outcomes and potentially reducing overall costs.

     In addition to OraSolv and DuraSolv, we are developing several new technologies. Our OraSolv SR (sustained release) product adds sustained or controlled release properties to the coatings that surround the active drug ingredient. We also are developing new OraVescent drug delivery technologies, OraVescent SL/BL (sublingual/buccal transmucosal) and OraVescent SS (site-specific transmucosal). Using the fast-dissolve technology of our OraSolv products, we designed the OraVescent technology to improve the transport of poorly absorbed and large molecule active drugs across mucosal membranes in the oral cavity or the gastrointestinal tract.

INDUSTRY OVERVIEW

CURRENT DRUG DELIVERY METHODS

     Medications are available in a variety of delivery forms, including solid dosage forms, liquids, transdermal delivery methods, inhalation devices and products and injections. Due to ease of administration, patients generally prefer to receive medications in an oral tablet form over other delivery methods. Children and the elderly, however, as well as those with certain physiological or medical conditions, frequently experience difficulty in swallowing tablets. These patients often receive medications in liquid form or through injections as an alternative to tablets.

TRENDS AFFECTING THE DRUG DELIVERY INDUSTRY

     Several significant trends in the healthcare industry have important implications for drug delivery companies. After a drug loses patent protection, the branded version of the drug often faces competition from generic alternatives. Over the next four years, branded drugs with 1999 U.S. sales of over $20 billion will lose patent protection. We expect producers of these branded drugs to seek differentiating characteristics for their products to defend against generic competition. We believe pharmaceutical companies will adopt innovative drug delivery technologies, such as fast-dissolve and taste-masking, as an increasingly significant means to differentiate their branded products.

     The significant trend towards direct-to-consumer marketing and recent focus on patient rights may encourage the use of innovative drug delivery technologies. In 1999, pharmaceutical companies spent an estimated $2 billion in the U.S. on direct-to-consumer marketing and promotion of prescription medications. Spending in the U.S. on direct-to-consumer marketing and promotion is estimated to increase to approximately $7 billion a year by 2005. In addition, there is also a growing trend in the U.S. to provide patients with greater choice and more patient-friendly forms of treatment. We believe the trend toward patient empowerment and patient rights, combined with direct-to-consumer marketing, may give consumers greater influence on the type or dosage form of medication a physician will prescribe. Patient-friendly attributes, such as fast-dissolve and taste-masking, will become a more significant influence in pharmaceutical marketing.

     The growth of managed care organizations has focused providers and payors on using healthcare resources efficiently, including increasing the cost-effectiveness of medical treatments. We believe that patient non-compliance with medicinal dosing regimens is widespread, and that such non-compliance results in unnecessary costs to the healthcare system. Many managed care plans and other insurers actively manage the costs of prescription drugs for their clients by monitoring efficacy, quality, cost and compliance of medications. Payors often encourage using therapies that improve patient compliance, including those that use innovative drug delivery technologies, and we believe these therapies will become more widespread.

MARKET OPPORTUNITY

     In March 2000, Specialty Pharmaceuticals estimated that sales of drugs using drug delivery technologies would grow from approximately $11 billion in 1998 to approximately $24 billion in 2003. Net revenue to the drug delivery industry, comprised of product sales, royalties and manufacturing fees, similarly was estimated to grow in that time period from $1.1 billion to $2.9 billion. Drug delivery companies are expected to mature from research companies to product development and product marketing companies, as innovative drug delivery systems are commercialized and companies integrate manufacturing and marketing functions to increase sales revenues.

BUSINESS STRATEGY

     We intend to establish ourselves as the leader in fast-dissolve and other innovative drug delivery technologies. We intend to implement the following business strategies in pursuit of this objective:

     o   we will develop and protect innovative drug delivery technologies;

     o we will collaborate with pharmaceutical companies for the marketing of our technologies;

     o we will identify attractive opportunities for pharmaceutical product development; and

     o   we will control our technology through product manufacturing.

OUR TECHNOLOGY AND PRODUCTS

     We currently manufacture five commercial products incorporating our proprietary fast-dissolve technologies. Revenue from sales of our products were approximately 36%, 14% and 54% of our total revenue in 1999, 1998 and 1997, respectively. Our revenue also includes product development fees and licensing revenue for development activities, which were approximately 58%, 81% and 46% of our total revenue in 1999, 1998 and 1997, respectively. We also receive revenue from royalties from product sales, which were approximately 6% and 5% of our total revenue in 1999 and 1998 respectively. We had no revenue from royalties from product sales in 1997. Less than 10% of our total revenues in 1999, 1998 and 1997 was from product sales and product development and licensing activities outside the U.S.

ORASOLV

     Our OraSolv technology is an oral dosage form, which combines taste-masked drug ingredients with a fast-dissolving system that contains a low level of effervescence. The OraSolv tablet dissolves quickly without chewing or the need for water. Taste-masking coats the active compound, permitting the active ingredients to be swallowed before they contact the taste buds. The taste-masking process is effective with a wide variety of active ingredients, both prescription and non-prescription.

     FAST-DISSOLVE. To create our fast-dissolving tablets, we combine the taste-masked active drug ingredients with fast-dissolving tablet materials, which can include a variety of flavoring, coloring and sweetening agents, all of which are generally recognized as safe materials, and commonly used tablet ingredients, such as binding agents and lubricants. We add an effervescent system, composed of a dry acid and a dry base, to the tablet formulation to cause a mild effervescent reaction when the tablet contacts saliva. This reaction accelerates the disintegration of the tablet through the release of carbon dioxide. As our OraSolv tablet dissolves, it releases the coated particles of drug into the saliva, forming a suspension of the drug in the saliva, which is then swallowed.

     TASTE-MASKING. To prevent or minimize patients from tasting drug ingredients with unpleasant tastes, we taste mask the drug active ingredients in our OraSolv products. The active drugs are taste-masked using a variety of coating techniques. The coating materials prevent the active drug substance in the OraSolv tablet from contacting the patient's taste buds, and provide for the immediate or controlled release of the active ingredient in the stomach. We currently purchase taste-masked drugs from outside vendors for use in our over-the-counter products. We are developing taste-masked active ingredients for use in prescription pharmaceutical products, the first of which we expect to commercialize in 2000.

     SUSTAINED RELEASE. Our OraSolv technology also can be combined with a sustained release formulation and used in FDA-approved products. We incorporate time-release beads in our tablet, to provide the benefits of a sustained or controlled release of drug ingredients with the improved convenience of a fast-dissolve formulation that allows easy swallowing of the sustained release active ingredient. To date, we have not commercialized a product incorporating the sustained release properties of our OraSolv technology.

DURASOLV

     Our DuraSolv technology is a fast-dissolve oral dosage system that we designed to improve manufacturing efficiency and reduce production costs. A significant component of the manufacturing cost for our OraSolv products currently lies in the sophisticated packaging system necessary to protect the softer, more brittle OraSolv tablets. DuraSolv is a higher compaction, more durable, solid oral dosage system formulated to achieve the primary benefits of the OraSolv fast-dissolve dosage form, but capable of being packaged in conventional packaging such as foil pouches or bottles at much higher production rates and with lower packaging costs. DuraSolv is an appropriate technology for drug products requiring lower levels of active ingredient. Consumer testing has demonstrated high acceptability of this technology, comparable to that of OraSolv.

     We recently completed development of the DuraSolv dosage system, and in February 2000 we were granted a U.S. patent for this technology. Currently, we are developing products for two pharmaceutical company partners using this technology.

ORAVESCENT

     Our OraVescent technology is an enhanced-absorption oral drug delivery system intended to improve the transport of active drug ingredients across mucosal membranes. This technology may improve the bioavailability, and accelerate the onset of action, of some molecules. We have conducted the first human testing and have initiated two prototype projects with pharmaceutical company partners using this technology. We expect to perform additional human clinical testing in the first half of 2000.

AGREEMENTS WITH PHARMACEUTICAL COMPANY PARTNERS

     Our business development efforts focus on entering into development, licensing and manufacturing supply agreements with pharmaceutical companies. Our agreements provide that the collaborating pharmaceutical company is responsible for marketing and distributing the developed products either worldwide, or in specified markets or territories. Our collaborative agreements typically begin with a product development phase. If successful, this phase may be followed by a development and license option agreement for the development of product prototypes. We will subsequently enter into license and manufacturing supply agreements to address commercialization of products. Alternatively, we may develop product prototypes internally and enter directly into a development, manufacturing or license agreement for commercialization of those products.

     We have manufacturing supply agreements with two pharmaceutical company partners for all of our products that are currently being sold in the United States and Canada. We are currently negotiating manufacturing supply agreements with other pharmaceutical company partners for several prescription products. Generally, these agreements define the terms by which we will manufacture and release for shipment a product for a pharmaceutical company partner and the obligations both parties have relating to payment for product and services, as well as defining the process of communicating and agreeing to expected production requirements and other economic terms for product supply. These agreements have varying terms of duration ranging from 3 to 10 years and are generally cancelable by either party with appropriate notice. However, in the pharmaceutical industry, parties to manufacturing supply agreements generally consider these arrangements long-term due to the complexity and lead-time required to qualify a new manufacturer with the FDA, which could take up to a year for the new manufacturer to scale-up and produce validation lots. Our pharmaceutical company partners direct us on the timing and quantities of our product shipment to them. We do not consider the backlog for our products to any of our customers to be significant.

     The table below sets forth the partner, product brand name, market segment and technology for each of our major collaborative agreements.

    PHARMACEUTICAL         PRODUCT           MARKET
    COMPANY PARTNER        BRAND NAME        SEGMENT            TECHNOLOGY
----------------------    -----------      -------------         ----------
American Home Products    Undisclosed      Undisclosed           DuraSolv

AstraZeneca               Zomig            Anti-migraine         DuraSolv

Bristol-Myers Squibb      Tempra           Pediatric             OraSolv
                                           Analgesics

N.V. Organon              Undisclosed      Undisclosed           OraSolv

Novartis                  Triaminic        Pediatric             OraSolv
                                           Cough/Cold

Schering-Plough           Undisclosed      Undisclosed           OraSolv SR


     AMERICAN HOME PRODUCTS. In January 2000, we entered into a Development and License Agreement, and a Supply Agreement with American Home Products for a DuraSolv formulation of an undisclosed prescription product. We receive development and milestone payments upon achieving specific milestones under the agreements, and will receive royalties on any sales of the prescription product.

     ASTRAZENECA. In September 1997, we entered into a Development and License Option Agreement with an affiliate of AstraZeneca to develop an OraSolv and DuraSolv formulation of AstraZeneca's prescription anti-migraine drug, Zomig. We received product development and option fees under the agreement. In October 1998, we completed a major milestone, a clinical study on the OraSolv formulation of Zomig. In May 1999, we entered into a definitive License Agreement with an affiliate of AstraZeneca, which provides that we will receive license and product development fees, and milestone payments upon achieving specific milestones under the agreement, and will receive royalties on any sales of the prescription product. In August 1999, European regulatory approval of the DuraSolv formulation of AstraZeneca's Zomig rapimelt was received. In September 1999, AstraZeneca launched Zomig rapimelt internationally. We expect the U.S. regulatory submission for the Dura Solv formulation of Zomig rapimelt to be made in the second quarter of 2000. Revenues from AstraZeneca represented 18% of total revenues in 1999.

     In connection with a $3.5 million loan from AstraZeneca that we received in December 1999, we granted AstraZeneca a first right of refusal to exploit any new technology to which we may have the right from time to time and which may have application in conjunction with any technology or products of AstraZeneca or its affiliates.

     BRISTOL-MYERS SQUIBB. In June 1997, we signed a global non-exclusive license agreement with Bristol-Myers Squibb, covering multiple products to be developed using the OraSolv technology. We started manufacturing commercial quantities in 1997 of the OraSolv dosage form of Tempra, Bristol-Myers Squibb's pediatric analgesic. Mead Johnson, an affiliate of Bristol-Myers Squibb, introduced Tempra in Canada during 1997. We received product development fees and will receive royalties on Tempra. During 1998, Bristol-Meyers Squibb decided to discontinue marketing Tempra in the U.S., but expects to continue marketing Tempra in Canada through its affiliate, Mead Johnson. In the fourth quarter of 1998, the agreement was amended to return to us the rights to pediatric analgesics in the U.S. We will continue to receive at least minimum royalty payments in connection with sales in Canada through 2002.

     N.V. ORGANON. In December 1998, we entered into a Development and License Option Agreement with N.V. Organon, the pharmaceuticals business unit of Akzo Nobel. In December 1999, Organon exercised its option and we signed an exclusive license for an OraSolv formulation of an undisclosed prescription product. We receive license and product development fees, and milestone payments upon achieving specific milestones under the agreement, and will receive royalties on any sales of the prescription product. Revenues from N.V. Organon represented 26% of total revenues in 1999.

     NOVARTIS. In November 1997, we entered into a Development and License Option Agreement with Novartis that covers the use of OraSolv technology with the Novartis Triaminic non-prescription product line. We received option and product development fees in exchange for the license option and development work. In July 1998, we signed an exclusive license and a supply agreement with Novartis, which include an option to a second exclusive license covering additional products. We received product development and milestone payments upon achieving specific milestones under the agreement, and will receive royalties on any sales of Triaminic. In July 1999, Novartis launched nationally three Triaminic products using our OraSolv technology. Revenues from Novartis, which were principally product sales, represented 42% of total revenues in 1999.

     SCHERING-PLOUGH. In August 1997, we entered into a Development and Option Agreement with Schering-Plough. In exchange for development work and a license option, we received an option fee and product development fees. The agreement calls for the development of an OraSolv SR version of an undisclosed, currently marketed prescription product. Our development of this product currently is on hold.

INTELLECTUAL PROPERTY

     We actively seek, when appropriate, to protect our products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. In addition, we rely upon maintaining trade secrets and further contractual arrangements to protect certain of our proprietary information and products.

     We hold seven issued U.S. patents and five issued foreign patents covering our technologies. The core U.S. and European patents relate to our fast-dissolve and taste-masking technologies. We also have 28 U.S. and foreign patent applications pending, including two European Patent Office filings.

     A description of our issued U.S. patents and their dates of expiration are set forth in the table below. The majority of these patents are composition-of-matter patents. The actual scope of coverage for a patent is governed by the specific claims applicable to the patent. The descriptions set forth below are intended solely to identify patents relevant to various technologies, and are not intended to represent the scope of these patents.

                                                            EXPIRATION
                PATENTED TECHNOLOGIES                          DATE
                ---------------------                       ----------

Core OraSolv fast-dissolve and taste-masking                   2010
technology.

The production of compressed effervescent and              2010 and 2012
non-effervescent tablets using a tableting aid
developed by us.

Effervescent pediatric vitamin and mineral supplement.         2010

The formulation of a base coated, acid effervescent            2013
mixture manufactured by controlled acid base
reaction.  The obtained mixture can be used in the
formulation of acid sensitive compounds with OraSolv
technology or other effervescent based products.

Taste-masking of micro-particles for oral dosage               2015
forms.

Core DuraSolv fast-dissolve and taste-masking                  2018
technology.

     Our success will depend in part on our ability to obtain and enforce patents for our products, processes and technology, to preserve our trade secrets and other proprietary information and to avoid infringing the patents or proprietary rights of others. We cannot be sure that our patent applications will be granted, that the coverage of any patents issued will provide adequate protection or competitive advantages for our technology or that our competitors will not challenge, infringe or circumvent our issued patents.

     We rely on trade secrets and proprietary know-how to protect our products, processes and technologies. To protect our rights to trade secrets and proprietary know-how, we require all employees, consultants and advisors to sign confidentiality agreements that prohibit the disclosure or use of confidential information to or by any third party. These agreements also require disclosure and assignment to us of discoveries and inventions made by these individuals while devoted to our activities. These confidentiality agreements may not prevent employees, consultants or advisors from disclosing our confidential information, and may not adequately protect our confidential information if unauthorized use or disclosure occurs, and we may not have adequate remedies for a breach of these agreements. Furthermore, our trade secrets may otherwise become known or be independently developed by competitors.

     Our patents or proprietary information may become the subject of litigation. We cannot be sure that any litigation concerning our patents or proprietary information will be resolved in our favor. The costs of litigation, and the diversion of our resources during litigation could have a material adverse effect on our business and financial condition. See "Item 3. Legal Proceedings."

     We may desire, or be required to obtain, licenses from others with respect to materials used in our products or manufacturing processes. We cannot be sure that the required licenses will be available to us on commercially reasonable terms, if at all, or that any licensed patents or proprietary rights will be valid and enforceable.

RESEARCH AND PRODUCT DEVELOPMENT

     Our research and product development efforts are focused on developing new product applications for our drug delivery technologies and expanding our technology platform to new areas of drug delivery. At December 31, 1999, we had 31 scientists and other technicians working on research and product development, including 13 individuals with post-graduate degrees.

     Our research and product development personnel, support systems and facilities are organized to develop drug delivery formulations from bench-scale through full-scale commercial production under current good manufacturing practice conditions. The key goals for our research and product development efforts are:

     o develop innovative drug delivery products and systems that fulfill pharmaceutical companies' needs and meet our strategic goals;

     o develop, expand and support systems to fulfill good manufacturing practice production at commercial levels required by pharmaceutical company partners;

     o   recruit and train high-quality technical and scientific personnel; and

     o   support our intellectual property portfolio development.

     For the years ended December 31, 1999, 1998 and 1997, we spent approximately $4.4 million, $3.3 million and $3.4 million, respectively, on research and product development. We estimate that most of these expenditures were directly related to product development activities for which we received fees and licensing revenues from our pharmaceutical company partners.

MANUFACTURING

     Our manufacturing facility is located at our headquarters in Eden Prairie, Minnesota. We completed our first production line in 1996, which has an estimated production capacity of 200 to 220 million tablets a year. We anticipate using substantially all of our existing capacity to satisfy our anticipated production requirements in 2000. We are developing a second production line using state-of-the-art material transfer and blending systems and integrated high-speed tableting and packaging operations, which we expect will at least double our existing capacity. We expect to begin construction of the second production line in the first half of 2000, with operations to begin in the second half of 2001. We currently anticipate spending approximately $10 to $12 million to construct the second production line.

     In November 1999, we started construction of a coating unit to provide taste-masked active ingredients for our pharmaceutical company partners. We anticipate spending approximately $4.0 million for its construction, and expect to begin operations in the first half of 2000. We expect to commercialize our first coated active ingredient in 2000 for a prescription pharmaceutical company partner. The coating unit will give us capacity to taste mask the active drug ingredients we will use in the products to be manufactured on our two production lines. We believe an in-house coating capability will be a key factor in signing new agreements related to prescription pharmaceutical drugs.

     We developed and implemented PakSolv, a proprietary packaging process that allows high-speed packing of soft, brittle tablets without breakage, into specially designed protective, child resistant packages and normal blister packages. We believe that this technology, which is the subject of two patent applications, gives us a competitive advantage.

     We currently purchase taste-masked active ingredients for each of our non-prescription products from a single source of supply. We expect to continue to purchase taste-masked active ingredients for our non-prescription products. We expect to be capable of manufacturing taste-masked active ingredients for new prescription products in the first half of 2000. We believe that all other ingredients used in the manufacture of our products are readily available from multiple suppliers or from our pharmaceutical company partners.

     We plan our manufacturing cycles in advance of actual production in order to address lead times our suppliers may require to satisfy our requirements. We generally do not stock significant quantities of raw materials for a product in excess of a partner's orders nor do we manufacture finished product in excess of a partner's orders. Although to date we have been able to satisfy our pharmaceutical company partners' requirements for product, any extended disruption in our supply of taste-masked active ingredients for non-prescription products or in our supply of certain packaging material could have an adverse effect on our business, and potentially damage relations with our pharmaceutical company partners.

COMPETITION

     Competition among pharmaceutical products and drug delivery systems is intense. Our primary competitors for developing drug delivery systems, and manufacturing the products we develop, include other drug delivery, biotechnology and pharmaceutical companies. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do. Our products compete not only with products employing advanced drug delivery systems, but also with products employing conventional dosage forms. These competing products may obtain governmental approval or gain market acceptance more rapidly than our products. New drugs or future developments in alternative drug delivery technologies also may provide therapeutic or cost advantages over our current or future products.

     Fast-dissolve tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, the WOWTab technology developed by Yamanouchi Shaklee Pharmaceuticals, and the Flashtab developed by Laboratories Prographarm. The Zydis technology is a fast-dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The WOWTab and Flashtab technologies are fast-dissolving technologies used in an oral fast-dissolving tablet, which are similar to our DuraSolv tablet. Fuisz Technologies Ltd., a wholly-owned subsidiary of Biovail Corporation, also has a fast-dissolving oral drug delivery technology called FlashDose. All of these companies have licensed their technologies to a number of pharmaceutical companies, but only R.P. Scherer has successfully produced commercial prescription products using fast-dissolve tablet technology. Only products using our fast-dissolve tablet technology and the technology of Scherer have been commercialized in the U.S. Scherer has commercialized its Zydis technology in a major prescription product in the U.S., Claritin Reditabs. We believe that certain pharmaceutical companies may be developing other fast-dissolve tablet technologies, which may compete with our technology in the future.

     The principal competitive factors in the market for fast-dissolving tablet technologies are compatibility with taste-masking techniques, dosage capacity, drug compatibility, cost, ease of manufacture, patient acceptance and required capital investment for manufacturing. We believe that our fast-dissolving tablet technologies compete favorably with respect to each of these factors. In a 1997 quantitative consumer study we conducted, significantly more consumers preferred the OraSolv formulation to the Zydis formulation of the same drug. We believe we also offer potential pharmaceutical company partners the largest selection of oral fast-dissolve drug delivery technologies.

GOVERNMENT REGULATION

     Numerous governmental authorities in the U.S. and other countries extensively regulate the activities of pharmaceutical manufacturers. In the U.S., pharmaceutical products are subject to rigorous regulation by the Food and Drug Administration. The federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, safety, storage, record keeping, labeling, advertising, promotion, marketing and distribution of pharmaceutical products. If we fail to comply with the applicable requirements, we may be subject to administrative or judicially imposed sanctions such as warning letters, fines, injunctions, product seizures or recalls, total or partial suspension of production, or FDA refusal to approve pending premarket approval applications or supplements to approved applications, as well as criminal prosecution.

     FDA approval generally is required before a new drug product may be marketed in the U.S. Many over-the-counter, or OTC, drug products are exempt, however, from the FDA's premarketing approval requirements. Prescription drug products with proven safety and efficacy profiles may be "switched" to OTC status through the submission to and approval by the FDA of an addendum to an existing new drug application. In addition, certain drug products may require premarket approval, but may be approved through a shortened procedure under
Section 505(b)(2) of the Food, Drug, and Cosmetic Act, an approach generally used when a new delivery system is added to an existing drug product.

     Our initial product was an OTC drug product that did not require FDA premarket approval. However, OTC drug products remain subject to various ongoing FDA regulations, good manufacturing practice requirements, general and specific OTC labeling requirements (including warning statements), advertising restrictions related to product labeling, and OTC drug ingredient specifications. OTC products and their manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

     We expect that our pharmaceutical company partners will seek any required FDA approvals in connection with the introduction of new products we develop for them under a collaborative agreement. The FDA submission and approval process may however, require significant commitments of our time and resources. The FDA approval process may delay, or prevent, marketing of our products. We cannot be sure that approvals will be obtained, or that any such approvals will be on the terms or have the scope necessary for successful commercialization of these products. Even after an application or a supplement or addendum is approved, existing FDA procedures may delay initial product shipment and materially reduce the period during which there is an exclusive right to exploit patented products or technologies.

     Prior to marketing a product internationally, we may need foreign regulatory approval. Foreign approval procedures vary from country to country and the time required for approval may result in delays in, or ultimately prevent, marketing. We expect our pharmaceutical company partners to obtain any necessary government approvals in foreign countries. However, we may have to spend considerable amounts of company time and resources to support the submission and approval of these foreign filings. In addition, our manufacturing facility may be subject to inspections by foreign agencies, similar to the FDA, to allow for the marketing of our products in a foreign country.

     Our manufacturing facility is registered with the FDA. We must inform the FDA of every drug product we have in commercial distribution and keep an updated list of those drugs. Our manufacturing facility also is inspected by the FDA and must comply with good manufacturing practices regulations at all times during the manufacture and processing of drug products. The FDA inspected our Eden Prairie facility in November 1996, while the Brooklyn Park facility was last inspected in January 1997. We were not cited during either inspection. We cannot guarantee that FDA inspections will proceed without any compliance issues requiring time and resources to resolve. Our facilities also must be inspected by, and we have received a license from the Minnesota Board of Pharmacy for the manufacture of drug products.

     We are subject to regulation under various federal, state and local laws, rules, regulations and policies regarding, among other things, occupational safety, environmental protection, the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain regulated materials and wastes, and product advertising and promotion. We believe that we have complied with these laws and regulations in all material respects, and we have not been required to take any action to correct any material noncompliance. We do not currently anticipate that any material capital expenditures will be required in order to comply with these laws or that compliance with these laws will have a material effect on our business or financial condition. We are unable to predict, however, the impact on our business of any changes that may be made in these laws or of any new laws or regulations that may be imposed in the future. We cannot be sure that we will not be required to incur significant compliance costs or be held liable for damages resulting from any violation of these laws and regulations.

EMPLOYEES

     As of March 1, 2000, we had 99 full-time employees, with 68 employees in Eden Prairie and 31 in Brooklyn Park. Of these employees, 55 are engaged in manufacturing, 32 in research and development and 12 in executive management and office support. None of our employees are subject to a collective bargaining agreement nor have we ever experienced a work stoppage. We believe our employee relations are good.

     We believe our success depends in part on attracting additional senior management personnel, as well as attracting and retaining highly skilled scientific, business development and manufacturing employees. We face much competition for these individuals from other companies and from research and academic institutions. We cannot be sure that we will be able to attract and retain high-quality employees.

LIABILITY INSURANCE

     Providing health care products is inherently risky. We may from time to time get sued as a result of our business. We carry product liability insurance coverage, subject to annual renewal, determined on a "claims made" basis in amounts we deem adequate, including coverage through a general liability umbrella policy. We also carry a general business insurance policy in amounts we deem adequate, in addition to the coverage of our general liability umbrella policy. We do not carry any insurance to cover the financial risks associated with a potential FDA mandated recall of a product. Although we have not been subject to any product liability claims to date, any such claim could have a material adverse impact on us.

ITEM 2. PROPERTIES

     We lease a 75,000 square foot facility in Eden Prairie, Minnesota, a suburb of Minneapolis, which houses our corporate headquarters, manufacturing facility with adequate space for two production lines and the coating unit now under construction, and warehouse space. The lease has an initial term expiring on June 1, 2009. We have the option to extend the lease term for one period of ten years with a minimum annual base rent (exclusive of real estate taxes and maintenance fees) of $500,000 for the first five years, and $550,000 for the second five years of the ten-year option term.

     We also lease 32,000 square feet of office, research and development, manufacturing space and warehouse space in Brooklyn Park, Minnesota. The lease expires in September 2001 and is renewable at our option for two additional five-year periods.

     We believe our existing facilities are adequate to meet our anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     On October 29, 1997, we instituted an opposition proceeding in the European Patent Office seeking cancellation of a patent owned by Laboratories Prographarm of Chateauneuf, France. We alleged that publications exist which are prior art against the European patent, including an international patent application owned by us, which was published prior to the priority date of the European patent. Subsequently, Prographarm changed the claims in its patent and refiled, but the European Patent Office has not yet responded.

     On February 27, 1997, the U.S. Patent and Trademark Office suspended prosecution of a U.S. patent application owned by us to consider our request that an interference proceeding be declared between a pending U.S. patent application owned by us and a U.S. patent owned by Prographarm. We are seeking a determination by the U.S. Patent Office that either (i) our personnel are the prior inventors of the invention encompassed by the Prographarm U.S. patent and accordingly that we are entitled to claims directed to the same invention in a new patent to be owned by us, or (ii) a determination that the claims are unpatentable to us or Prographarm. Either ruling would result in the cancellation of the Prographarm U.S. patent. We are making the same factual allegations in the European opposition with the addition of, our pending U.S. patent application and the priority date of such pending application. Subsequently, Prographarm changed the claims in its patent, refiled and submitted to re-examination in the U.S. Patent Office, and has offered to amend its claims. The U.S. Patent Office granted a re-examination, but to our knowledge, a final decision has not been reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 1, 2000 are as follows:

       Name                   Age                 Title
       ----                   ---                 -----

John M. Siebert, Ph.D.        60     Chief Executive Officer and President
John H. Hontz, Ph.D.          43     Chief Operating Officer
David A. Feste                48     Vice President, Chief Financial Officer and Secretary

     Our executive officers serve at the discretion of the board of directors with no fixed term. There are no family relationships between or among any of our executive officers or directors.

     Dr. Siebert has been our President since July 1995, Chief Executive Officer and President since September 1995, and a director since May 1992. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs, at Dey Laboratories, Inc., a pharmaceutical company. From 1988 to 1992, Dr. Siebert was with Miles, Inc. Prior to 1988, Dr. Siebert held a variety of management positions with E.R. Squibb & Sons, Inc., G.D. Searle & Co. and The Proctor & Gamble Company. He received a B.S. in Chemistry from Illinois Benedictine College, an M.S. in Chemistry from Wichita State University and a Ph.D. in Organic Chemistry from the University of Missouri - Columbia.

     Dr. Hontz has been our Chief Operating Officer since January 2000. From 1997 to January 2000, Dr. Hontz was our Vice President of Research and Development. From 1995 to 1997, Dr. Hontz was senior Group Leader of Product Development at Glaxo-Wellcome, a research-based pharmaceutical company. From 1987 to 1995, Dr. Hontz was Section Head of Product Development for Burroughs-Wellcome, which was acquired by Glaxo in 1995. Dr. Hontz received his B.Sc. in Pharmacy from the

Philadelphia College of Pharmacy & Science, his M.S. and Ph.D. in Pharmaceutics from the University of Maryland and his M.B.A. from Duke University.

     Mr. Feste has been our Vice President, Chief Financial Officer and Secretary since March 2000. From 1995 to 1999, Mr. Feste was Vice President and Chief Financial Officer for Orphan Medical, Inc., a pharmaceutical company. From 1992 to 1995, Mr. Feste was self-employed as a financial consultant. From 1985 to 1991, Mr. Feste worked for Tonka Corporation, most recently as its Corporate Vice President of Financial Services and Audit. Mr. Feste received his B.S. in Accounting from the University of Minnesota and is a Certified Public Accountant.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock trades on The Nasdaq Stock Market under the symbol "CIMA." The following table presents for the periods indicated, the range of high and low closing sales prices for our Common Stock for the years ended December 31, 1998 and December 31, 1999.

                                                                                   HIGH         LOW
                                                                                   ----         ---

1998
  First Quarter .........................................................         $ 4.97      $ 2.59
  Second Quarter ........................................................           4.88        3.25
  Third Quarter .........................................................           3.91        2.75
  Fourth Quarter ........................................................           3.53        2.09

1999
  First Quarter .........................................................         $ 3.44      $ 2.53
  Second Quarter ........................................................           4.63        2.63
  Third Quarter .........................................................           8.38        4.63
  Fourth Quarter ........................................................          13.50        6.00

HOLDERS

     As of March 24, 2000, our Common Stock was held by 75 stockholders of record and we estimate that there were approximately 1,700 beneficial owners of its Common Stock on that date.

DIVIDENDS

     We have never declared or paid any dividends and do not anticipate paying dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business. The board of directors determines whether or not to make any dividends on our Common Stock and bases it decision on the conditions then existing, including our earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors.

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31
                                                            ----------------------------------------------------------------
                                                              1999          1998          1997          1996          1995
                                                            --------      --------      --------      --------      --------
                                                                        (In thousands, except per share amounts)

STATEMENTS OF OPERATIONS DATA:
Revenues:
   Net sales ..........................................     $  4,839      $  1,097      $  2,628      $     --      $    151
   Product development fees and licensing revenues ....        7,818         6,141         2,282         1,472           684
   Royalties ..........................................          735           374            --            --            --
                                                            --------      --------      --------      --------      --------
Total revenues ........................................       13,392         7,612         4,910         1,472           835

Operating expenses:
   Costs of sales .....................................        7,546         4,476         4,376            --           240
   Research and product development ...................        4,388         3,307         3,364         5,403         6,505
   Selling, general and administrative ................        2,836         3,138         3,487         2,909         3,658
                                                            --------      --------      --------      --------      --------
Total operating expenses ..............................       14,770        10,921        11,227         8,312        10,403

Other income (expense):
   Interest income, net ...............................           10           152           337           498
                                                                                                                         448
   Other income (expense), net ........................          106           (30)          142            (4)           13
                                                            --------      --------      --------      --------      --------
Total other income ....................................          116           122           479           494           461
                                                            --------      --------      --------      --------      --------

Net loss: .............................................     $ (1,262)     $ (3,187)     $ (5,838)     $ (6,346)     $ (9,107)
                                                            ========      ========      ========      ========      ========
Net loss per share:
   Basic and diluted loss per common share ............     $   (.13)     $   (.33)     $   (.61)     $   (.72)     $  (1.16)
                                                            ========      ========      ========      ========      ========
Weighted average number of shares outstanding:
   Basic and diluted ..................................        9,615         9,610         9,519         8,827         7,822

                                                                                YEAR ENDED DECEMBER 31
                                                           ----------------------------------------------------------------
                                                             1999          1998          1997          1996          1995
                                                           --------      --------      --------      --------      --------
                                                                                    (In thousands)

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments ....     $  2,481      $  2,723      $  4,423      $ 10,263      $  3,559
Total assets .........................................       19,270        14,916        17,328        22,065        15,519
Long-term liabilities ................................        3,510           231            --            --            --
Accumulated deficit ..................................      (45,977)      (44,715)      (41,527)      (35,660)      (29,259)
Total stockholders' equity ...........................       11,574        12,656        15,837        21,021        14,282

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv technologies. We have agreements with several pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. We currently manufacture five commercial products using our fast-dissolve technologies. These products include Triaminic for Novartis, Tempra for Bristol- Meyers Squibb and Zomig for AstraZeneca. We operate within a single segment: pharmaceutical product development. Our revenues are comprised of three components: net sales of products utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. In addition, we are currently developing other drug delivery technologies.

     Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for our products by patients, new product introductions, the seasonal nature of some of our products and pharmaceutical company ordering patterns. Our ability to generate product sales and royalty revenues in excess of our current forecast for 2000 and 2001 may be constrained by our manufacturing capacity. We expect our second production line, now being developed, to be operational in the second half of 2001. Revenues from product development fees and licensing revenue will fluctuate from quarter to quarter and from year to year depending on, among other factors, the number of new collaborative agreements that we enter into; the number of product development milestones we achieve under collaborative agreements, including making submissions to, and obtaining approvals from, the FDA for products in development; and the level of our development activity conducted for pharmaceutical companies under collaborative agreements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     REVENUES. Our total revenues were $13.4 million in 1999, as compared to $7.6 million in 1998 and $4.9 million in 1997. The increases in revenues in each year are due principally to increased development activity for new products that resulted in significantly higher product development fees and licensing revenue. In 1999, total revenues also increased due to higher sales volume of commercial products.

     Revenues from net sales of products using our drug delivery technologies totaled $4.8 million in 1999, as compared to $1.1 million in 1998 and $2.6 million in 1997. The increase from 1998 to 1999 was due to increased shipments to Novartis that began in the second quarter of 1999. The decrease from 1997 to 1998 was due to the decision by a pharmaceutical company to discontinue U.S. distribution of a product line. We expect revenues from net sales of products using our drug delivery technologies to increase in 2000 due to anticipated shipments and pricing increases.

     Product development fees and licensing revenues totaled $7.8 million in 1999, as compared to $6.1 million in 1998 and $2.3 million in 1997. The increase from 1998 to 1999 was due to our increased development activity for proposed new products and the achievement of development milestones for N.V. Organon and AstraZeneca. The increase from 1997 to 1998 was due to our increased development activity for proposed new products and the achievement of development milestones for Novartis, AstraZeneca and Schering-Plough.

     Royalties totaled $0.7 million in 1999, as compared to $0.4 million in 1998, and we received no royalty revenue in 1997. The increase from 1998 to 1999 was due to increased sales by Novartis of Triaminic. Royalties paid by Bristol-Myers Squibb in 1998 and 1999 on sales of Tempra were based on annual minimum contractual payments, which will expire in 2002. We expect royalties to increase in 2000.

     OPERATING EXPENSES AND GROSS MARGIN. Cost of sales totaled $7.5 million in 1999, as compared to $4.5 million in 1998 and $4.4 million in 1997. The increase from 1998 to 1999 was principally due to an increase in sales of Triaminic products to Novartis. Cost of sales from 1997 to 1998 were approximately the same even though production unit volumes decreased, principally due to an increase in manufacturing overhead in 1998.

     Gross margins on product sales from 1997 through 1999 were negative because we had significant excess production capacity and product sales for each of these years did not cover fixed manufacturing overhead costs. We expect to be operating at or near full production capacity until our second production line is operational, which is expected in the second half of 2001. We expect our gross margins to improve in 2000 due to anticipated price increases on an existing product line and expected unit volume increases. Future gross margins will depend principally on the pricing of our products, our ability to effectively use our manufacturing and plant capacity, and changes in our product lines and mix of products.

     Research and product development expenses were $4.4 million in 1999, as compared to $3.3 million in 1998 and $3.4 million in 1997. The increase from 1998 to 1999 was principally a result of our increased development activity on fast-dissolve prescription products for N.V. Organon and American Home Products. From 1997 to 1998, these expenses were consistent, as the level of product development activities between years was comparable. We expect these expenses to increase in 2000.

     Selling, general and administrative expenses were $2.8 million in 1999, as compared to $3.1 million in 1998 and $3.5 million in 1997. The decline in these expenses year over year was due primarily to a restructuring of management responsibilities, which began in 1996 and ended in 1999, resulting in a general reduction in management headcount and related expenses. We expect these expenses to increase in 2000.

     OTHER INCOME. Other income was $0.1 million in 1999 and 1998, and $0.5 million in 1997. Other income consists primarily of interest income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. Other income has declined since 1997 as we used cash to fund business operations and our level of invested funds decreased. We expect other income to increase beginning in the second quarter of 2000, as a result of our sale in March 2000 of common stock in a private placement, described below.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through private and public sales of equity securities and revenues from product sales, product development fees and licensing revenue and royalties.

     Net working capital increased from $2.9 million at December 31, 1998 to $4.2 million at December 31, 1999. The increase from 1998 to 1999 was principally due to the positive effect of a $3.5 million loan we received from a pharmaceutical company partner, which was partially offset by approximately $2.8 million in expenditures for capital improvements to our manufacturing facility. We invest excess cash in interest-bearing money market accounts.

     We signed a one-year secured revolving line of credit agreement with Wells Fargo Business Credit, Inc. in July 1999. The agreement provided a credit facility of $2.0 million, primarily for working capital purposes, secured principally by inventories and accounts receivable. At the end of 1999, we owed the lender approximately $0.2 million. We repaid the lender all amounts borrowed in January 2000 and notified the lender in March 2000 that we would not renew the agreement in July 2000, thus terminating the facility's availability.

     In December 1999, we received a $3.5 million unsecured loan from one of our pharmaceutical company partners. We may repay this loan at any time, but if the loan is not repaid by the time we are due royalties under a license agreement with an affiliate of the lender, the affiliate may offset up to half of the royalties otherwise due to us and the lender will treat the amount offset by its affiliate as a payment by us on this loan. Interest is payable on the outstanding balance of the loan at LIBOR plus one half of one percent. Interest accrues quarterly and is added to the then outstanding principal balance of the loan.

     In March 2000, we issued 1.1 million shares of common stock through a private placement. We received approximately $19.4 million in net cash proceeds and expect to use the funds for capital additions to our manufacturing facility and for working capital. We have invested the net proceeds in interest-bearing money market accounts, pending such uses.

     We currently expect to spend approximately $10.0 to $12.0 million during 2000 and 2001 to complete various manufacturing facility improvements, including construction of a coating unit and a second production line. We expect to finance the costs of construction with the proceeds of the private placement of common stock described above. We believe our cash and cash equivalents, together with the net proceeds from the private placement of common stock and expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may elect to pursue additional financing at any time to more aggressively pursue development of new drug delivery technologies and expand manufacturing capacity beyond that currently planned. In addition, other factors that will affect future capital requirements and may require us to seek additional financing, include the level of expenditures necessary to develop new products or technologies, the progress of our research and product development programs, the need to construct a larger than currently anticipated manufacturing facility to meet demand for our products, results of our collaborative efforts with current and potential pharmaceutical company partners, and the timing of and amounts received from future product sales, product development fees and licensing revenue and royalties. We cannot be sure that additional financing will be available to us or, if available, on acceptable terms.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 will be effective for fiscal years beginning in 2000. We do not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We have not completed our analysis of the impact of implementing SAB 101 on the reporting of our product development fees and licensing revenue, but expect to complete this analysis by the end of the first quarter of 2000. We currently expect to implement SAB 101 in the first quarter of 2000, if applicable, and estimate that the cumulative effect of any resulting accounting change will be in the range of $1 to $2 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our investments consist of debt securities with contractual maturities of less than one year. Therefore, we do not believe our operations are exposed to significant market risk relating to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Our financial statements as of December 31, 1999 and 1998 and for each of the years ended December 31, 1999, 1998 and 1997 begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Directors of the Registrant.

               The information required by this item is incorporated by reference herein from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on June 2, 2000 (the "Proxy Statement").

          (b) Executive Officers of the Registrant.

               Information concerning our Executive Officers is included in this Form 10-K at Part I, Item 4A, under the caption "Executive Officers of the Registrant."

          (c) Compliance with 16(a) of the Securities Exchange Act of 1934.

               The information required by this item is incorporated by reference herein from the information under the caption "Section 16(a) Reporting" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

               The information required by this item is incorporated by reference herein from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this item is incorporated by reference herein from the information under the caption "Stock Ownership" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item is incorporated by reference herein from the information contained under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). Financial Statements

                                                                                                      PAGE NUMBER
                                                                                                        IN THIS
                                 DESCRIPTION                                                         ANNUAL REPORT
                                 -----------                                                         -------------

Audited Financial Statements:
  Report of Independent Auditors                                                                          F-1
  Balance Sheets                                                                                      F-2 and F-3
  Statements of Operations                                                                                F-4
  Statements of Cash Flows                                                                                F-5
  Statement of Changes in Stockholders' Equity                                                            F-6
  Notes to Financial Statements                                                                       F-7 to F-13

(a)(2). Financial Statement Schedules

     The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 14 (a)(1) above. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the Audited Financial Statement or Notes thereto.

                                                                                                      PAGE NUMBER
                                                                                                        IN THIS
                                 DESCRIPTION                                                         ANNUAL REPORT
                                 -----------                                                         -------------

Schedule II - Valuation and Qualifying Accounts: Years Ended December 31, 1999, 1998 and 1997            F-14

(a)(3). Listing of Exhibits

  Exhibit                                                                                               Method of
  Number                                    Description                                                  Filing
  ------                                    -----------                                                  ------

    3.1     Fifth Restated Certificate of Incorporation of CIMA.                                           (1)

    3.2     Third Restated Bylaws of CIMA.                                                                 (12)

    4.1     Form of Certificate for Common Stock.                                                          (2)

    4.2     Rights Agreement, dated March 14, 1997, between CIMA and Norwest Bank Minnesota, N.A. (3)      (3)

    4.3     Form of Stock Purchase Agreement dated March 13, 2000 between CIMA and certain                Filed
            institutional investors.                                                                     herewith

   10.1     Letter Agreement, dated January 28, 1998, between CIMA and Joseph R. Robinson, Ph.D. *#        (4)

   10.2     Development and License Option Agreement, dated November 18, 1997, between Novartis            (4)
            Consumer Health, Inc. and CIMA.  *

   10.3     Employment Agreement, dated October 29, 1997, between CIMA and John M. Siebert, Ph.D.#         (5)

   10.4     Development and License Option Agreement, dated December 2, 1998, between N.V. Organon         (10)
            and CIMA. *

   10.5     Real Property Lease, dated March 6, 1998, between Braun-Kaiser & Company and CIMA.             (4)

   10.6     Equity Incentive Plan, as amended and restated. #                                              (12)

   10.7     1994 Directors' Stock Option Plan, as amended. #                                               (7)

   10.8     Form of Director and Officer Indemnification Agreement.                                        (2)

   10.9     License Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*        (8)

   10.10    Supply Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA. *        (8)

   10.11    License Agreement, dated January 28, 1994, between SRI International and CIMA. *               (2)

   10.12    Non-Employee Directors' Fee Option Grant Program. #                                            (9)

   10.13    License Agreement, dated June 26, 1997, between Bristol-Myers Squibb Company and CIMA. *       (9)

  Exhibit                                                                                               Method of
  Number                                    Description                                                  Filing
  ------                                    -----------                                                  ------

   10.14    Development and Option Agreement, dated August 11, 1997, between Schering Corporation and      (5)
            CIMA. *

   10.15    Development and License Option Agreement, September 10, 1997, between IPR                      (5)
            Pharmaceuticals, Inc. and CIMA. *

   10.16    Real Property Lease, Amendment No. 8, dated September 23, 1998, between Principal Life         (11)
            Insurance Company and CIMA.

   10.17    License Agreement dated May 28, 1999, between IPR Pharmaceuticals, Inc. and CIMA. *            (12)

   10.18    Credit and Security Agreement dated July 14, 1999, between Wells Fargo Business Credit,        (13)
            Inc. and CIMA.

   10.19    Loan Agreement dated December 15, 1999 between Astra AB and CIMA.  *                          Filed
                                                                                                         herewith

   10.20    License Agreement dated December 29, 1999 between Organon International AG and N.V.           Filed
            Organon, and CIMA. *                                                                         herewith

   10.21    Development and License Agreement dated January 14, 2000 between CIMA and American Home       Filed
            Products Corporation. *                                                                      herewith

   10.22    Supply Agreement dated January 14, 2000 between CIMA and American Home Products               Filed
            Corporation. *                                                                               herewith

   23.1     Consent of Ernst & Young LLP.                                                                 Filed
                                                                                                         herewith

   24.1     Power of Attorney.                                                                            Filed
                                                                                                         herewith

   27.1     Financial Data Schedule.                                                                      Filed
                                                                                                         herewith

   99.1     Risk Factors.                                                                                 Filed
                                                                                                         herewith

           * Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

           # Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
 .
           (1) Incorporated herein by reference to the correspondingly numbered exhibit to CIMA's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

           (2) Filed as an exhibit to CIMA's Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

           (3) Incorporated by reference herein to Exhibit 2 to CIMA's Current Report on Form 8-K, filed March 25, 1997.

           (4) Incorporated by reference to the correspondingly numbered exhibit to CIMA's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-24424.

           (5) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

           (6) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-24424, and incorporated herein by reference.

           (7) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

           (8) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-24424, and incorporated herein by reference.

           (9) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

           (10) Incorporated herein by reference to the correspondingly numbered exhibit to CIMA's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-24424.

           (11) Incorporated herein by reference to the correspondingly numbered exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

           (12) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

           (13) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-24424, and incorporated herein by reference.

(b).  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c).  Exhibits

See Item 14(a)(3) above.

(d).  Financial Statement Schedules

See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eden Prairie, Minnesota, on the 29th day of March, 2000.

                                       CIMA LABS INC.
                                       By: /s/ John M. Siebert
                                          --------------------------------------
                                          John M. Siebert
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2000.

                    SIGNATURE                                                          TITLE
                    ---------                                                          -----

               /s/ John M. Siebert                      Chief Executive Officer (Principal Executive Officer) and Director
--------------------------------------------------
                 John M. Siebert

               /s/ David A. Feste                       Vice President and Chief Financial Officer (Principal Financial
--------------------------------------------------      and Accounting Officer)
                  David A. Feste

                        *                               Director
--------------------------------------------------
               Terrence W. Glarner

                        *                               Director
--------------------------------------------------
                 Steven B. Ratoff

                        *                               Director
--------------------------------------------------
            Joseph R. Robinson, Ph.D.


By: /s/ John M. Siebert
    ----------------------------------------------
    John M. Siebert, Attorney-In-Fact

* John M. Siebert, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a "*", by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the officers and directors in the capacities in which the name of each appears above.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/Ernst & Young LLP

Minneapolis, Minnesota
February 11, 2000, except for Note 9
as to which the date is March 17, 2000

                                 CIMA LABS INC.

                                 BALANCE SHEETS

                                                            DECEMBER 31
                                                   -----------------------------
                                                        1999            1998
                                                   ------------    ------------
ASSETS
   Cash and cash equivalents                       $  2,480,698    $  2,722,590
   Accounts receivable:
      Net of allowance for doubtful accounts
      $36,000-1999; $0-1998                           3,058,258       1,654,796
   Inventories, net                                   2,772,429         479,045
   Prepaid expenses                                      73,042          79,866
                                                   ------------    ------------
Total current assets                                  8,384,427       4,936,297

Other assets:
   Lease deposits                                       318,699         345,146
   Patents and trademarks, net                          207,243         204,648
                                                   ------------    ------------
Total other assets                                      525,942         549,794

Property, plant and equipment:
   Construction in progress                           2,150,508          72,204
   Equipment                                          8,817,331       9,314,867
   Leasehold improvements                             4,783,420       4,757,169
   Furniture and fixtures                               604,204         604,204
                                                   ------------    ------------
                                                     16,355,463      14,748,444
   Less accumulated depreciation                     (5,996,024)     (5,318,107)
                                                   ------------    ------------
                                                     10,359,439       9,430,337
                                                   ------------    ------------
Total assets                                       $ 19,269,808    $ 14,916,428
                                                   ============    ============

                                                                     DECEMBER 31
                                                            ----------------------------
                                                                 1999            1998
                                                            ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $  2,402,726    $    670,597
   Accrued expenses                                            1,229,179         835,043
   Notes payable                                                 195,748              --
   Advance royalties                                             137,084         459,105
   Current portion of long term debt                             150,000              --
   Current portion of lease obligations                           71,485          64,998
                                                            ------------    ------------
Total current liabilities                                      4,186,222       2,029,743

Long term debt                                                 3,350,000              --
Lease obligations                                                159,660         231,145
                                                            ------------    ------------
Total liabilities                                              7,695,882       2,260,888

Stockholders' equity:
   Convertible preferred stock, $0.01 par value
      Authorized shares -- 5,000,000
      Issued and outstanding shares -- -0-
   Common stock, $0.01 par value:
      Authorized shares -- 20,000,000
      Issued and outstanding shares --
      9,646,241--1999
      9,610,394--1998                                             96,462          96,104
      Additional paid-in capital                              57,454,661      57,274,274
      Retained earnings (deficit)                            (45,977,197)    (44,714,838)
                                                            ------------    ------------
Total stockholders' equity                                    11,573,926      12,655,540
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 19,269,808    $ 14,916,428
                                                            ============    ============


See accompanying notes.

                                 CIMA LABS INC.

                            STATEMENTS OF OPERATIONS


                                                       YEAR ENDED DECEMBER 31
                                            --------------------------------------------
                                                1999            1998            1997
                                            ------------    ------------    ------------
REVENUES:
   Net sales                                $  4,839,511    $  1,097,465    $  2,628,069
   Product development fees and licensing      7,817,846       6,140,894       2,282,166
   Royalties                                     735,107         373,764              --
                                            ------------    ------------    ------------
                                              13,392,464       7,612,123       4,910,235
OPERATING EXPENSES:
  Cost of sales                                7,545,341       4,475,867       4,376,412
  Research and product development             4,388,902       3,307,582       3,363,544
  Selling, general and administrative          2,836,573       3,137,952       3,487,239
                                            ------------    ------------    ------------
                                              14,770,816      10,921,401      11,227,195

OTHER INCOME (EXPENSE)
  Interest income, net                            10,327         152,366         336,310
  Other income (expense)                         105,666         (30,567)        142,255
                                            ------------    ------------    ------------
                                                 115,993         121,799         478,565
                                            ------------    ------------    ------------
NET INCOME (LOSS):                          $ (1,262,359)   $ (3,187,479)   $ (5,838,395)
                                            ============    ============    ============
  Net income (loss) per share:
    Basic and diluted                       $       (.13)   $       (.33)   $       (.61)


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                            9,615,280       9,610,104       9,518,679




See accompanying notes

                                 CIMA LABS INC.

                            STATEMENTS OF CASH FLOWS


                                                      --------------------------------------------
                                                          1999            1998            1997
                                                      ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                              $ (1,262,359)   $ (3,187,479)   $ (5,838,395)
Adjustment to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                          1,635,017       1,653,319       1,051,679
  Loss on impairment of assets                             358,291              --              --
  Gain on sale of property, plant and equipment                 --           4,734              --
  Changes in operating assets and liabilities:
      Accounts receivable                               (1,403,462)        (56,982)     (1,350,236)
      Inventories                                       (2,293,384)        151,574         (96,032)
      Prepaid expenses                                       6,824          66,939         (74,925)
      Accounts payable                                   1,732,129         541,885        (135,658)
      Accrued expenses                                     394,136         214,462         (91,178)
      Advance royalties                                   (322,021)       (282,300)        491,405
                                                      ------------    ------------    ------------
Net cash used in operating activities                   (1,154,829)       (893,848)     (5,860,984)
                                                      ------------    ------------    ------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment              (2,819,700)       (406,686)       (772,262)
Purchases of short-term investments                             --              --     (29,469,496)
Proceeds from maturities of short-term investments              --       3,277,300      33,789,358
Proceeds from sale of property, plant and equipment             --          33,000              --
Patents and trademarks                                    (105,305)        (88,841)       (111,470)
                                                      ------------    ------------    ------------
Net cash (used in) provided by investing activities     (2,925,005)      2,814,773       3,436,130
                                                      ------------    ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                     180,745           5,700         654,582
Proceeds from long term debt                             3,500,000              --              --
Proceeds from notes payable                                195,748              --              --
Security deposits on leases                                 26,447        (304,495)        250,000
Payments on capital lease obligations                      (64,998)        (45,300)             --
                                                      ------------    ------------    ------------
Net cash provided by (used in) financing activities      3,837,942        (344,095)        904,582
                                                      ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents          (241,892)      1,576,830      (1,520,272)
Cash and cash equivalents at beginning of period         2,722,590       1,145,760       2,666,032
                                                      ------------    ------------    ------------
Cash and cash equivalents at end of period            $  2,480,698    $  2,722,590    $  1,145,760
                                                      ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Acquisition of equipment pursuant to capital lease              --    $    341,443              --


See accompanying notes.

                                 CIMA LABS INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                      COMMON STOCK                            RETAINED
                               --------------------------- ADDITIONAL PAID-   EARNINGS
                                  SHARES          AMOUNT      IN CAPITAL     (DEFICIT)          TOTAL
                               ------------   ------------ ---------------- ------------    ------------
Balance at Dec. 31, 1996          9,411,589   $     94,116   $ 56,586,958   $(35,659,942)   $ 21,021,132
  Stock options exercised           191,968          1,920        652,662             --         654,582
  Exercise of stock warrants          4,837             48         28,974        (29,022)             --
  Net loss                               --             --             --     (5,838,395)     (5,838,395)
                               ------------   ------------   ------------   ------------    ------------
Balance at Dec. 31, 1997          9,608,394         96,084     57,268,594    (41,527,359)     15,837,319
  Stock options exercised             2,000             20          5,680             --           5,700
  Net loss                               --             --             --     (3,187,479)     (3,187,479)
                               ------------   ------------   ------------   ------------    ------------
Balance at Dec. 31, 1998          9,610,394         96,104     57,274,274    (44,714,838)     12,655,540
  Stock options exercised            35,847            358        180,387             --         180,745
  Net loss                               --             --             --     (1,262,359)     (1,262,359)
                               ------------   ------------   ------------   ------------    ------------
Balance at Dec 31, 1999           9,646,241   $     96,462   $ 57,454,661   $(45,977,197)   $ 11,573,926
                               ============   ============   ============   ============    ============

                                  CIMA LABS INC

                          Notes to Financial Statements
                                December 31, 1999

1.       BUSINESS ACTIVITY

         CIMA LABS INC., a Delaware corporation, develops and manufactures fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, CIMA's leading proprietary fast-dissolve technologies, are oral dosage forms incorporating taste-masked active drug ingredients into tablets which dissolve quickly in the mouth without chewing or water. CIMA develops applications for technologies that are licensed to pharmaceutical company partners. The Company currently manufactures and packages five commercial products incorporating its proprietary fast-dissolve technologies. Revenues are generated from license agreements, product development fees, products manufactured using fast-dissolve technologies and royalties.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates fair market value.

PATENTS AND TRADEMARKS

Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. Accumulated amortization was approximately $ 728,000 at December 31,1999 and $625,000 at December 31, 1998. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from three to twelve years. Depreciation expense was approximately $1,533,000 in 1999; $1,538,000 in 1998; and $919,000 in 1997.

INVENTORIES

Inventories, consisting of materials and packaging, are valued at a standard cost method using the first-in first-out (FIFO) for inventory turn over and control. Inventories are shown net of reserves for obsolescence of approximately $537,000 at December 31, 1999 and $157,000 at December 31, 1998.

IMPAIRMENT OF LONG - LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. During the year ended December 31, 1999, the Company recognized approximately $358,000 of impairment losses on equipment no longer used in operations with an original cost of $1,200,000. The cost and associated accumulated depreciation have been removed from the equipment balances on the accompanying December 31, 1999 balance sheet.

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

REVENUE RECOGNITION

Sales of product are recorded upon shipment or per contract requirements and agreements. Product and development fees are recognized as the services are provided and milestones are completed. Revenues from license agreements are recorded when obligations under the agreement have been substantially completed. Royalties are recorded when earned.

RESEARCH AND DEVELOPMENT COSTS

For financial reporting purposes, all costs of research and development activities are expensed as incurred.

EARNINGS (LOSS) PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Fully diluted and basic net loss per share are the same because the effects of common equivalent shares from stock options are excluded from the computation as their effect is antidilutive.

RECLASSIFICATIONS

Certain amounts presented in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

ADOPTION OF RECENT STAFF ACCOUNTING BULLETIN

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company expects to implement SAB 101 in the first quarter of 2000 and estimates that the cumulative effect of the resulting accounting change will range from $1 to 2 million.

3.    NOTES PAYABLE AND LONG-TERM DEBT

NOTES PAYABLE

The Company has a $2,000,000 bank line of credit payable on demand expiring July 14, 2000. Interest is paid at prime plus 2% (10.5% at December 31, 1999). The line is secured by accounts receivable and inventory. At December 31, 1999, $195,748 was outstanding on the line. The Company paid $60,000 in interest for the year ended December 31, 1999 and $24,000 for the year ended December 31, 1998.

LONG-TERM DEBT

In December 1999, the Company entered into an agreement with one of its pharmaceutical partners whereby the Company received a loan of $3,500,000. Timing of the loan repayments is based upon royalties due to the Company from an affiliate of the lender that signed a license agreement with the Company in May 1999. The Company shall pay the lender 50% of any royalty amount due per the license agreement with the affiliate. The term of the loan is three years, unless the loan repayments based on the royalty amounts due to the Company have not yet covered the loan principal plus any unpaid interest. In such a case, the loan will be extended in annual increments. Interest is payable on the outstanding amount at LIBOR plus one half of one percent, accrues quarterly and is added to the then outstanding balance. The loan becomes payable in full upon the sale of the Company or a change in control, as defined in the agreement. If the loan becomes payable in full, the affiliate shall withhold 100% of the royalties due until the outstanding balance and any accrued interest are paid in full. The Company does not expect to have any repayment obligations to the lender before the second half of 2000.

4.    INCOME TAXES

The Company's deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Significant components of deferred income taxes as of December 31, 1999 and 1998 are as follows:

                                       1999        1998
                                     --------    --------
                                        (In Thousands)
Deferred assets:
     Net operating loss              $ 18,716    $ 18,475
     Accrued vacation                      86          75
     Inventory reserve                    217          63
                                     --------    --------
                                       19,034      18,613

Deferred liability:
                                          524         625
     Depreciation and amortization
                                     --------    --------

Net deferred income tax asset          18,510      17,988
Valuation allowance                   (18,510)    (17,988)
                                     --------    --------
Net deferred income taxes            $     --    $     --
                                     --------    --------

The Company may be subject to federal income taxes when operations become profitable. The Company's tax operating loss carryforwards of approximately $46 million may be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules, and expire in the years 2001 to 2019.

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

Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
2000 ....................................................   $   629,160
2001 ....................................................       640,460
2002 ....................................................       459,030
2003 ....................................................       380,460
2004 ....................................................       380,460
Thereafter ..............................................   $ 1,902,300

Rent expense of operating leases, excluding operating expenses, for the years ended December 31, 1999, 1998, and 1997 was $525,000, $519,000, and $517,000
respectively.

CAPITAL LEASES

The Company has three leases between 48 and 60 months in length extending through 2003 with Norwest Equipment Finance, Inc. The deposit balance for the leases is $278,048 at December 31, 1999, and is reviewed on an annual basis in December and adjusted to the balance required to secure the assets being leased. Future minimum lease commitments for all capital leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
2000................................................      $ 90,499
2001................................................        90,499
2002................................................        75,644
2003................................................         9,986
                                                          --------
                                                           266,628
Less lease interest:..............................         (35,483)
                                                          --------
                                      Total               $231,145
                                                          ========

6.   STOCK OPTIONS

The Company has an Equity Incentive Plan ("the Plan") under which options to purchase up to 2,650,000 shares of Common Stock may be granted to employees, consultants and others. The Compensation Committee, established by the Board of Directors, establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. The options expire ten years from the date of grant and are usually exercisable in annual increments ranging from 25% to 33% beginning one year from the date of grant.

The Company also has a Directors' Stock Option Plan which provides for the granting of non-management directors of the Company options to purchase shares of Common Stock. The maximum number of shares with respect to the non-management directors plan which options may be granted is 410,000 shares.

Shares available and options granted for the Equity Incentive Plan are as follows:



                                                           NON-
                             SHARES      INCENTIVE      QUALIFIED               WEIGHTED AVERAGE
                            AVAILABLE      STOCK          STOCK        TOTAL     EXERCISE PRICE
                            FOR GRANT     OPTIONS        OPTIONS    OUTSTANDING     PER SHARE
                           ----------    ----------    ----------   ----------- ----------------
Balance at Dec.31, 1996       367,480       765,859       340,569     1,106,428    $     6.27

    Granted                  (390,700)      292,604        98,096       390,700          5.89
    Forfeited                 203,038      (166,575)      (36,463)     (203,038)         7.32
    Exercised                      --      (149,217)      (42,751)     (191,968)         3.24
                           ----------    ----------    ----------    ----------
Balance at Dec.31, 1997       179,818       742,671       359,451     1,102,122          5.71

    Granted                  (492,679)      101,428       391,251       492,679          4.47
    Reserved                  400,000            --            --            --
    Forfeited                 230,955      (156,259)      (74,696)     (230,955)         6.88
    Exercised                      --        (2,000)           --        (2,000)         2.85
                           ----------    ----------    ----------    ----------
Balance at Dec.31, 1998       318,094       658,840       676,006     1,361,846          5.08

     Granted                 (395,273)      330,596        64,677       395,273          6.51
     Reserved                 250,000            --            --            --
     Forfeited                279,024      (126,641)     (152,383)     (279,024)         5.01
     Exercised                     --       (30,087)           --       (30,087)         5.76
                           ----------    ----------    ----------    ----------
Balance at Dec. 31, 1999      451,845       859,708       588,300     1,448,008    $     5.47

Exercisable:
    December 31, 1997                                                   506,460    $     5.27
    December 31, 1998                                                   556,626    $     5.21
    December 31, 1999                                                   649,137    $     5.51

The following table summarizes information about Equity Incentive Plan options outstanding at December 31, 1999:

                                                   WEIGHTED
                                                   AVERAGE         WEIGHTED
                                                  REMAINING        AVERAGE         NUMBER          WEIGHTED
                                   NUMBER        CONTRACTUAL     OUTSTANDING     EXERCISABLE       AVERAGE
RANGE OF EXERCISE PRICES         OUTSTANDING         LIFE           PRICE        AT 12/31/99    EXERCISE PRICE
------------------------------ ---------------- --------------- --------------- -------------- -----------------
$ 2.625 - $ 3.00                       125,745       8.6 years          $ 2.77         14,419            $ 2.94
$ 3.01 -  $ 4.00                       254,625       8.0 years          $ 3.79        237,300            $ 3.88
$ 4.01 -  $ 5.00                       356,000       8.0 years          $ 4.42        104,000            $ 4.52
$ 5.01 -  $ 7.00                       312,033       6.0 years          $ 5.81        162,168            $ 5.83
$ 7.01 -  $ 8.00                        98,125       6.0 years          $ 7.76         68,750            $ 7.82
$ 8.01 -  $ 10.1875                    247,470       8.0 years          $ 9.79         62,500            $ 9.02
-------------------                  ---------       ---------          ------       --------            ------
$ 2.00 - $10.1875                    1,448,008       7.4 years           $5.47        649,137            $ 5.51
                                     =========                                       ========

Shares available and options granted for Directors Stock Option Plan are as follows:


                                                                                         WEIGHTED
                                                             NON-                        AVERAGE
                                            INCENTIVE     QUALIFIED                      EXERCISE
                        SHARES AVAILABLE      STOCK         STOCK           TOTAL        PRICE PER
                            FOR GRANT        OPTIONS       OPTIONS       OUTSTANDING        SHARE
                        ----------------  ------------   ------------    ------------    ------------
Balance at Dec.31, 1996        147,500              --        202,500         202,500            7.93

    Granted                    (56,070)             --         56,070          56,070            3.92
    Reserved                    60,000              --             --              --              --
    Forfeited                       --              --             --              --              --
    Exercised                       --              --             --              --              --
                          ------------    ------------    -----------    ------------
Balance at Dec.31, 1997        151,430              --        258,570         258,570            7.06

    Granted                    (37,860)             --         37,860          37,860            2.96
    Forfeited                       --              --             --              --              --
    Exercised                       --              --             --              --              --
                          ------------    ------------    -----------    ------------
Balance at Dec.31, 1998        113,570              --        296,430         296,430            6.54

     Granted                   (40,960)             --         40,960          40,960            2.27
     Forfeited                   4,320              --         (4,320)         (4,320)           1.30
     Exercised                      --              --         (5,760)         (5,760)           1.30
                          ------------    ------------    -----------    ------------
Balance at Dec.31, 1999         76,930              --        327,310         327,310    $       6.17

Options outstanding under the plans expire at various dates during the period from March 2000 through December 2009. Exercise prices for options outstanding as of December 31, 1999, ranged from $2.6250 to $10.1875 per share. The weighted average fair values of options granted during the years ended December 31, 1999, 1998 and 1997 were $3.71, $4.36, and $5.64 respectively. The Company issued warrants to purchase 189,801 shares of its Common Stock at $6.00 per share. Of these warrants, 77,506 were exercised during 1996 and 4,837 during 1997. The remaining 107,458 warrants have expired.

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

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997 respectively; risk-free interest rates of 5.50%, 5.00%, and 5.70%; volatility factor of the expected market price of the Company's common stock of .682, .630, and .649; and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                               1999            1998            1997
                                           ------------    ------------    ------------
Pro forma net loss (in thousands) ......   $     (2,433)   $     (4,240)   $     (6,477)
Pro forma net loss
     per common share,
     basic and diluted .................   $      (0.25)   $      (0.44)   $      (0.68)


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

The 401(k) expense for the years ended December 31, 1999, 1998 and 1997 was $38,000, $36,000 and $29,000.

8.   EMPLOYMENT AGREEMENT

The Company entered into an employment agreement with the current President and Chief Executive Officer in 1997 to continue in said position. The agreement includes provisions for compensation, stock options and bonuses based upon the achievement of certain performance targets. The agreement expires on December 31, 2000.

9.       SUBSEQUENT EVENT

In March, 2000, the Company completed a private placement of 1.1 million shares of common stock at $19 per share, before commissions and expenses. The offering provided approximately $19.4 million in net cash proceeds to the Company.

CIMA LABS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                 BALANCE AT    ADDITIONS
                                                BEGINNING OF CHARGED TO COSTS     LESS        BALANCE AT END
                DESCRIPTION                         YEAR       AND EXPENSES    DEDUCTIONS        OF YEAR
                                                ------------ ---------------- ------------    -------------
Year ended December 31, 1999:
Reserves and allowance deducted
From asset accounts:
    Allowance for doubtful accounts .........   $          0   $     36,000   $          0    $     36,000
    Obsolescence reserve ....................        156,770        379,966              0         536,736
                                                ------------   ------------   ------------    ------------
TOTAL .......................................   $    156,770   $    415,966   $          0    $    692,736

Year ended December 31, 1998:
Reserves and allowances deducted from
asset accounts:
  Allowance for doubtful accounts ...........   $     32,150   $     32,150   $    (64,300)   $          0
  Obsolescence reserve ......................         46,388        110,382              0         156,770
                                                ------------   ------------   ------------    ------------
TOTAL .......................................   $     78,538   $    142,532   $    (64,300)   $    156,770

Year ended December 31, 1997:
Reserves and allowances deducted from
asset accounts:
  Allowance for doubtful accounts ...........   $          0   $     32,150   $          0    $     32,150
  Obsolescence reserve ......................        140,795              0        (94,407)         46,388
                                                ------------   ------------   ------------    ------------
TOTAL .......................................   $    140,795   $     32,150   $    (94,407)   $     78,538