Form 10-Q
period 2000-03-31
CIMA LABS INC
filed 2000-05-12
CIK 833298

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000


[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

                         Commission File Number 0-24424

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 41-1569769
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

 10000 VALLEY VIEW ROAD, EDEN PRAIRIE,
             MN 55344-9361                               (952) 947-8700
 (Address of principal executive offices        (Registrant's telephone number,
            and zip code)                             including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
           Yes   X               No
              --------             --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  Common Stock, $.01 par value                          10,855,289
  ----------------------------                          ----------
           (Class)                             (Outstanding at May 4, 2000)

                                      INDEX

                                 CIMA LABS INC.


                                                                                                Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets - March 31, 2000 and December 31, 1999.                                             3

Statements of Operations - Three months ended March 31, 2000 and March 31, 1999.                   4

Statements of Cash Flows - Three months ended March 31, 2000 and March 31, 1999.                   5

Notes to Financial Statements                                                                      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.                                                                                     8

Item 3. Quantitative and Qualitative Disclosures about Market Risks                               12

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                                 12
Items 1, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative.

Item 6. Exhibits and Reports on Form 8-K                                                          13

          Signature                                                                               13


We have registered "CIMA(R)," "CIMA LABS INC.(R)," "OraSolv(R)," and "OraSolv(R)SR" as trademarks with the U.S. Patent and Trademark Office. These registered trademarks are used in this Form 10-Q. We also use the trademarks "DuraSolv(TM)," "PakSolv(TM)," "OraVescent(TM)SL/BL" and "OraVescent(TM)SS" in this Form 10-Q.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                 BALANCE SHEETS
                                 CIMA LABS INC.


                                                                              March 31,           December 31,
                                                                                2000                  1999
                                                                             (Unaudited)           (See note)
     ASSETS
     Current assets:
        Cash and cash equivalents                                           $  17,137,617       $    2,480,698
        Available-for-sale securities                                           1,956,924                    -
        Accounts receivable, less allowance for doubtful
          accounts and returns of $298,585 and $36,000                          3,864,602            3,058,258
        Inventories                                                             2,685,826            2,772,429
        Prepaid expenses                                                          129,502               73,042
                                                                            -------------       --------------
     Total current assets                                                      25,774,471            8,384,427

     Other assets, net                                                            521,484              525,942

     Property and equipment:
        Property, plant and equipment                                          19,765,566           16,355,463
        Accumulated depreciation                                               (7,698,005)          (5,996,024)
                                                                            -------------       --------------
                                                                               12,067,561           10,359,439
                                                                            =============       ==============
     Total assets                                                           $  38,363,516       $   19,269,808
                                                                            =============       ==============


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable                                                    $   1,865,915       $    2,402,726
        Accrued expenses                                                        1,228,575            1,229,179
        Other current liabilities                                                 218,334              554,317
                                                                            -------------       --------------
     Total current liabilities                                                  3,312,824            4,186,222

     Long term debt                                                             3,547,575            3,509,660
                                                                            -------------       --------------
     Total liabilities                                                          6,860,399            7,695,882

     Stockholders' equity:
        Convertible preferred stock, $.01 par value; 50,000 shares
          authorized; -0- shares issued and outstanding                                 -                    -
        Common Stock, $.01 par value; 20,000,000 shares authorized;
          10,851,569 and 9,646,241 shares issued and outstanding                  108,553               96,462
        Additional paid-in capital                                             77,363,824           57,454,661
        Retained earnings (deficit)                                           (45,969,260)         (45,977,197)
                                                                            -------------       --------------
                                                                               31,503,117           11,573,926
        Unrealized gain (loss) on available-for-sale securities                         -                    -
                                                                            -------------       --------------
     Total stockholders' equity                                                31,503,117           11,573,926
                                                                            -------------       --------------
     Total liabilities and stockholders' equity                             $  38,363,516       $   19,269,808
                                                                            =============       ==============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            STATEMENTS OF OPERATIONS
                                 CIMA LABS INC.

                                   (Unaudited)


                                                    For the Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       2000            1999
                                                  ------------      -----------
Revenues:
   Net sales                                      $  2,777,578     $    35,000
   Product development fees and licensing            1,645,833       1,644,452
   Royalties                                           737,500         103,336
                                                  ------------     -----------
                                                     5,160,911       1,782,788

Operating expenses:
   Cost of sales                                     3,156,639         931,941
   Research and product development                  1,026,545       1,018,698
   Selling, general and administrative                 948,488         668,510
                                                  ------------     -----------
                                                     5,131,672       2,619,149

Other income:
   Interest income, net                                (10,769)         21,231
   Other income (expense)                              (10,533)           (272)
                                                  ------------     -----------
                                                       (21,302)         20,959
                                                  ------------     -----------
Net income (loss)                                 $      7,937     $  (815,402)
                                                  ============     ===========

Net income (loss) per share:
   Basic                                          $        .00     $     (0.08)
   Diluted                                        $        .00     $     (0.08)

Weighted average number of common shares:
   Basic                                             9,898,551       9,609,216
   Diluted                                          11,046,086       9,609,216

See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                                 CIMA LABS INC.

                                   (Unaudited)



                                                               For the Three Months Ended
                                                                        March 31,
                                                          ------------------------------------
                                                                2000                 1999
                                                          -----------------    ---------------
OPERATING ACTIVITIES:
Net income (loss)                                         $         7,937      $      (815,402)
Adjustments to reconcile net income or loss to net
cash used in operating activities:
     Depreciation and amortization                                515,029              417,920
     Loss on impairment of assets                                 400,000                    -
     Changes in operating assets and liabilities:
       Accounts receivable and current assets                    (866,697)            (196,304)
       Inventories                                                 86,603             (827,863)
       Accounts payable                                          (536,811)             742,234
       Accrued expenses and other                                (281,432)            (134,621)
                                                          ---------------      ---------------
Net cash used in operating activities                            (675,371)            (814,036)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                  (2,597,422)            (274,936)
   Patents and trademarks                                         (17,378)                 941
   Purchases of available-for-sale securities                  (1,956,924)                   -
                                                          ---------------      ---------------
Net cash provided by (used in) investing activities            (4,571,724)            (273,995)

FINANCING ACTIVITIES:
   Stock option exercise proceeds                                 521,254                    -
   Net proceeds from stock offerings                           19,400,000                    -
   Payments on capital lease obligations                          (17,239)             (15,674)
                                                          ---------------      ---------------
Net cash provided by financing activities                      19,904,014              (15,674)
                                                          ---------------      ---------------

Increase (decrease) in cash and cash equivalents               14,656,919           (1,103,705)
Cash and cash equivalents at beginning of period                2,480,698            2,722,590
                                                          ===============      ===============
Cash and cash equivalents at end of period                   $ 17,137,617          $ 1,618,885
                                                          ===============      ===============

See accompanying notes

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
CIMA LABS INC. is a Delaware corporation that develops and manufactures fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, our leading proprietary fast-dissolve technologies, are oral dosage forms incorporating taste-masked active drug ingredients into tablets, which dissolve quickly in the mouth without chewing or water. We develop applications for our technologies that are licensed to pharmaceutical company partners. We currently manufacture and package five commercial products incorporating our proprietary fast-dissolve technologies. Revenues are generated from the sale of products we manufacture, license agreements, product development fees and royalties.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 1999.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. CASH EQUIVALENTS AND INVESTMENTS
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest our cash and cash equivalents in money market funds, investment grade commercial paper and United States government agency securities, including discount notes and U.S Treasury obligations. Our short-term investments consist of investment grade commercial paper and United States government agency securities, including discount notes and U.S Treasury obligations, with maturities ranging from three to six months.

We classify our short-term investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in the shareholders' equity. Fair values of investments are based on quoted market prices, where available, and accrued interest, if applicable. No realized gains and losses have been recorded to date. Dividend and interest income is recognized when earned.

4. INCOME (LOSS) PER SHARE
Income (loss) per share for the three months ended March 31, 2000 and 1999 are summarized in the following table:


                                                       Three Months Ended March 31,
                        --------------------------------------------------------------------------------------------
                                          2000                                             1999
                        -------------------------------------------    ---------------------------------------------


                        Net Income                      Per Share       Net Income                       Per Share
                       (Loss)           Shares          Amount         (Loss)             Shares         Amount
                       ------------     ------------    -----------    --------------   -------------    -----------
Basic                       $ 7,937       9,898,551           $.00       $ (815,402)       9,610,394     $      (.08)
Effect of
 dilutive stock
 options                          -       1,147,935              -                 -               -              -
                       ------------     -----------     ----------     -------------    ------------     -----------
Diluted                     $ 7,937      11,046,486           $.00       $ (815,402)       9,610,394     $      (.08)
                       ------------     -----------     ----------     -------------    ------------     -----------

5. INVENTORIES
Inventories are stated at the lower of cost (first in, first out) or fair market value, whichever is lower.


                                                           March 31, 2000                March 31, 1999
                                                          ---------------               ---------------
Raw materials                                              $ 1,966,463                   $ 1,153,275
Work in process                                                      -                         3,236
Finished products                                              719,363                       150,398
                                                           -----------                   -----------
                                                           $ 2,685,826                   $ 1,306,909
                                                           -----------                   -----------

6. PRIVATE PLACEMENT OF COMMON STOCK
On March 17, 2000, we issued 1.1 million shares of Common Stock through a private placement. We received approximately $19.4 million in net cash proceeds and expect to use the funds for capital additions to our manufacturing facility and for working capital. We have invested the net proceeds in interest-bearing money market accounts, pending such uses.

7. ACCOUNTING PRONOUNCEMENTS
In December 1999, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We currently expect to implement SAB 101 in the second quarter of 2000 and, if material to the first quarter, restate the first quarter at that time. We estimate that the cumulative effect of the accounting change will be in the range of $1.0 to $2.0 million. Had we implemented this accounting change in our first quarter of 2000, we would have reported a net loss in the range of $(1.0) to $(2.0) million. In addition, we estimate that most of the cumulative effect of the accounting change, which relates primarily to transactions occurring prior to 2000, will be amortized into revenue during 2000. However, the impact of this change in revenue recognition policy is complex and will depend on, among other things, the economic terms of existing and future license agreements, the length of time over which the development activities occur, and the technical requirements the SEC may make public in any future accounting bulletins or implementation guides.

8. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three months ended March 31, 2000. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts and contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or our future performance. We caution readers not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date this report was filed. Forward-looking statements are not descriptions of historical facts. The words or phrases "will likely result," "look for," "may result," "will continue," "is anticipated," "expect," "project," or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the "Risk Factors" filed as Exhibit 99 to this Form 10-Q, and in our other filings with the SEC. We undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.


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

RESULTS OF OPERATIONS

REVENUES.
Our total revenues were $5.2 million in the quarter ended March 31, 2000 compared to $1.8 million in the quarter ended March 31, 1999. The increase of $3.4 million in revenues was primarily due to higher sales volume of commercial products. All three components of revenues increased for the quarter in comparison to the same period in 1999.

Revenues from net sales of products using our drug delivery technologies totaled $2.8 million in the first quarter of 2000 compared to less than $0.1 million in the first quarter of 1999. The increase of over $2.7 million was primarily due to increased shipments of Triaminic to Novartis. We expect product sales for all of 2000 to be higher than full year 1999 because we have firm purchase order commitments for unit volume in excess of full year 1999 quantities. Although we expect additional growth in product sales in the last half of 2000, this growth will depend on pending FDA regulatory approvals for two new prescription products, FDA approval of our manufacturing compliance for prescription pharmaceuticals and the receipt of firm purchase order commitments for these new products.

Revenues from product development fees and licensing were $1.6 million for the quarter ended March 31, 2000 compared to $1.6 million for the comparable period in 1999. Licensing revenues for the quarter included payments attributable to a January 2000 agreement with American Home Products. Although we expect product development activities for the year 2000 to be comparable to 1999, a significant portion of the product development fees and licensing revenues associated with these activities will be subject to deferral due to SAB 101, the SEC accounting bulletin discussed earlier, which we expect to adopt in the second quarter. In addition, product development fees and licensing revenues in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies and on expected FDA regulatory approvals for two new pharmaceutical products late in 2000.

Revenues from royalties totaled $0.7 million in the quarter ended March 31, 2000 compared to $0.1 million in the corresponding period of 1999. The increase of $0.6 million resulted primarily from increased sales of Triaminic by Novartis in the U.S., which was introduced in the second quarter of 1999, and sales of Zomig by AstraZeneca, which was introduced in several countries in Europe during the third quarter of 1999. We expect royalties for the year 2000 to be higher than 1999 due to expected increases in product shipments of Triaminic, which will be sold primarily to patients in the U.S., and Zomig, which will be sold primarily to patients in Europe.

OPERATING EXPENSES AND GROSS MARGIN.
Cost of sales totaled $3.2 million in the first quarter of 2000 compared to $0.9 million in the corresponding period of 1999. The increase of $2.3 million was primarily due to higher Triaminic unit volumes being manufactured and shipped to Novartis and due to costs incurred to gear up for multi-shift production capabilities. In subsequent quarters, we expect cost of sales to increase as a result of expected unit volume increases.

Gross margins on product sales were negative in the quarter ended March 31, 2000 and in the comparable period of 1999. To date, cost of sales have resulted in negative gross profit margins because we are operating at below manufacturing capacity, we have incurred additional costs to gear up for multi-shift production capabilities, and a product mix that has been weighted towards lower margin products. In subsequent quarters, we expect improved gross margins because manufacturing efficiencies should improve at higher unit volumes and with a more favorable mix of higher margin products. However, future gross margins will depend primarily, among other things, on the pricing of our products, our ability to effectively use our manufacturing and plant capacity, and changes in our product lines and mix of products.

Research and product development expenses were $1.0 million in the quarter ended March 31, 2000 compared to $1.0 million in the quarter ended March 31, 1999. These expenses were consistent, as the level of product development activities between the periods was comparable. In subsequent quarters, we expect these expenses to increase.

Selling, general and administrative expenses were $0.9 million in the quarter ended March 31, 2000 compared to $0.7 million in the quarter ended March 31, 1999. The increase of $0.2 million from 1999 was primarily due to marketing and related consulting costs associated with our business development efforts. We expect these expenses to increase in 2000.

OTHER INCOME.
Other income was not significant for the quarter ended March 31, 2000 nor was it significant for the comparable period in 1999. Other income consists primarily of interest income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. In subsequent quarters, we expect interest income to increase from the investment of the proceeds of our March 2000 private placement.

NET INCOME (LOSS).
Net income of $8,000 in the quarter ended March 31, 2000 compares to a net loss of $(0.8) million for the corresponding period in 1999. The net income for the quarter ended March 31, 2000 was due to an increase in total revenues of 189%, associated with an increase of total operating expenses of only 96% in 2000 compared to 1999.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through private and public sales of equity securities and revenues from product sales, product development fees and licensing revenue and royalties.

Net working capital increased from $4.2 million at March 31, 1999 to $22.5 million at March 31, 2000. The increase of $18.3 million is primarily due to the positive effect of a $3.5 million loan we received from a pharmaceutical company partner and from $19.4 million we received from the private placement sale of
1.1 million shares of common stock, which were partially offset by approximately $5.1 million in expenditures for capital improvements to our manufacturing facility. We invest excess cash in interest-bearing money market accounts and investment grade securities.

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

We currently expect to spend approximately $10.0 to $12.0 million during 2000 and 2001 to complete various manufacturing facility improvements, including construction of a coating unit and a second production line. We believe our cash and cash equivalents, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may elect to pursue additional financing at any time to more aggressively pursue development of new drug delivery technologies and expand manufacturing capacity beyond that currently planned. In addition, other factors that will affect future capital requirements and may require us to seek additional financing, include the level of expenditures necessary to develop new products or technologies, the progress of our research and product development programs, the need to construct a larger than currently anticipated manufacturing facility or to construct a new manufacturing facility at an alternative site to meet demand for our products, results of our collaborative efforts with current and potential pharmaceutical company partners, and the timing of and amounts received from future product sales, product development fees and licensing revenue and royalties. We cannot be sure that additional financing will be available to us or, if available, will be on acceptable terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Not Applicable


PART II  -  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
Pursuant to a Stock Purchase Agreement between CIMA and certain institutional investors, or the "Purchasers," dated March 13, 2000, we issued 1,100,000 shares of Common Stock, or "Private Placement Shares," in exchange for an aggregate cash purchase price of $20,900,000. The Private Placement Shares were issued in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended. We are obligated to the Purchasers of the Private Placement Shares to register these shares on a Registration Statement on Form S-3, which we filed on April 14, 2000. This Registration Statement has not yet become effective.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
EXHIBIT INDEX
Exhibit
Number     Description                                          Method of Filing
27.1       Financial Data Schedule - For SEC EDGAR filing       Filed herewith

99.1       Cautionary Statements                                Filed herewith



(b) Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ended March 31, 2000.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     CIMA LABS INC.
                                                       Registrant


     Date  May 12, 2000               By          /s/ David A. Feste
           ------------                           ------------------
                                                     David A. Feste
                                                 Chief Financial Officer
                                           (principal financial and accounting
                                                        officer)