Form 10-K/A
period 1999-12-31
CIMA LABS INC
filed 2000-07-13
CIK 833298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal year ended December 31, 1999
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from to

                         Commission File Number 0-24424

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       41-1569769
  (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)                   Number)

 10000 VALLEY VIEW ROAD, EDEN PRAIRIE,
          MN 55344-9361                              (952) 947-8700
       (Address of principal executive         (Registrant's telephone number,
             offices and zip code)                   including area code)

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

         We believe that the attributes of our OraSolv and DuraSolv fast-dissolve technologies may enable patients in certain age groups or with limited ability to swallow conventional tablets to receive medication in an oral dosage form that is more convenient than traditional tablet-based oral dosages. Both OraSolv and DuraSolv technologies incorporate taste-masked active drug ingredients into tablets that have the following potential benefits:

        -   ease of administration;
        -   improved dosing compliance; and

         -  increased dosage accuracy compared to liquid formulations.

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

BUSINESS STRATEGY

         We intend to establish ourselves as the leader in fast-dissolve and other innovative drug delivery technologies. We intend to implement the following business strategies in pursuit of this objective:

         -  we will develop and protect innovative drug delivery technologies;
         - we will collaborate with pharmaceutical companies for the marketing of our technologies;
         - we will identify attractive opportunities for pharmaceutical product development; and
         -  we will control our technology through product manufacturing.

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

         TASTE-MASKING. To prevent or minimize patients from tasting drug ingredients with unpleasant tastes, we taste mask the drug active ingredients in our OraSolv products. The active drugs are taste-masked using a variety of coating techniques. The coating materials prevent the active drug substance in the OraSolv tablet from contacting the patient's taste buds, and provide for the immediate or controlled release of the active ingredient in the stomach. We currently purchase taste-masked drugs from outside vendors for use in our over-the-counter products. We are developing taste-masked active ingredients for use in prescription pharmaceutical products, the first of which we expect to commercialize in 2000.
                                       4

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

         We currently have Development and License and/or Development and License Option Agreements with six pharmaceutical company partners. In each of these agreements, we have been paid a signing and technology option fee, which is a non-refundable payment for future product development activities. We have also been paid milestone and development payments under each of these agreements for achieving certain product development milestone events and for completing certain predetermined product development activities, as defined in the agreements. In the aggregate for these six pharmaceutical companies, we were paid approximately $8.1, $6.3 and $1.9 million in 1999, 1998 and 1997, respectively, for signing and technology option fees, milestone and development payments, and royalties.

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



----------------------------------------------------------------------------------------
        PHARMACEUTICAL          PRODUCT                MARKET
        COMPANY PARTNER         BRAND NAME             SEGMENT               TECHNOLOGY
----------------------------------------------------------------------------------------
American Home Products          Undisclosed           Undisclosed            DuraSolv
----------------------------------------------------------------------------------------
AstraZeneca                     Zomig                 Anti-migraine          DuraSolv
----------------------------------------------------------------------------------------
Bristol-Myers Squibb            Tempra                Pediatric Analgesics   OraSolv
----------------------------------------------------------------------------------------
N.V. Organon                    Undisclosed           Undisclosed            OraSolv
----------------------------------------------------------------------------------------
Novartis                        Triaminic             Pediatric Cough/Cold   OraSolv
----------------------------------------------------------------------------------------
Schering-Plough                 Undisclosed           Undisclosed            OraSolv SR
----------------------------------------------------------------------------------------

         AMERICAN HOME PRODUCTS. In January 2000, we entered into a Development and License Agreement, and a Supply Agreement with American Home Products for a DuraSolv formulation of an undisclosed prescription product. The Development and License Agreement and the Supply Agreement expire in 2018 and 2013, respectively, but either agreement may be terminated by American Home Products with 6 months notice or by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 60 days. We receive development and milestone payments upon achieving specific milestones under the agreements, and will receive royalties on any sales of the prescription product. For the three years ending December 31, 1999, we received approximately $1.0 million in development payments from American Home Products. Revenues from American Home Products represented 7% of total revenues in 1999.

         ASTRAZENECA. In September 1997, we entered into a Development and License Option Agreement with an affiliate of AstraZeneca to develop an OraSolv and DuraSolv formulation of AstraZeneca's prescription anti-migraine drug, Zomig. We received product development and option fees under the agreement. In October 1998, we completed a major milestone, a clinical study on the OraSolv formulation of Zomig. In May 1999, we entered into a definitive License Agreement with an affiliate of AstraZeneca, which provides that we will receive license and product development fees, and milestone payments upon achieving specific milestones under the agreement, and will receive royalties on any sales of the prescription product. The Development and License Option Agreement terminated with the signing of an exclusive license agreement. The License Agreement expires in 2018, but may be terminated by AstraZeneca with 180 days notice, by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 30 days, or by AstraZeneca for failure to meet minimum sales requirements ranging from 1.0 million tablets in 1999 to 25.0 million tablets in 2006. In August 1999, European regulatory approval of the DuraSolv formulation of AstraZeneca's Zomig rapimelt was received. In September 1999, AstraZeneca launched Zomig rapimelt internationally. We expect the U.S. regulatory submission for the DuraSolv formulation of Zomig rapimelt to be made in the second quarter of 2000. For the three years ending December 31, 1999, we received approximately $5.2 million in net sales of products, upfront fees, milestone and development payments from AstaZeneca. Revenues from AstraZeneca represented 18% of total revenues in 1999. We have not yet entered into a Supply Agreement with AstraZeneca.

         In connection with a $3.5 million loan from AstraZeneca that we received in December 1999, we granted AstraZeneca a first right of refusal to exploit any new technology to which we may have the right from time to time and which may have application in conjunction with any technology or products of AstraZeneca or its affiliates.

         BRISTOL-MYERS SQUIBB. In June 1997, we signed a global non-exclusive license agreement with Bristol-Myers Squibb, covering multiple products to be developed using the OraSolv technology. We started manufacturing commercial quantities in 1997 of the OraSolv dosage form of Tempra, Bristol-Myers Squibb's pediatric analgesic. Mead Johnson, an affiliate of Bristol-Myers Squibb, introduced Tempra in Canada during 1997. We received product development fees and will receive royalties on Tempra. During 1998, Bristol-Meyers Squibb decided to discontinue marketing Tempra in the U.S., but expects to continue marketing Tempra in Canada through its affiliate, Mead Johnson. In the fourth quarter of 1998, the agreement was amended to return to us the rights to pediatric analgesics in the U.S. The license agreement with Bristol-Myers may be terminated at anytime with 60 days notice and the payment of all unpaid minimum royalties through 2002, or by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 60 days. We will continue to receive at least minimum royalty payments in connection with sales in Canada through 2002. For the three years ending December 31, 1999, we received approximately $3.9 million in net sales of products, development payments, and royalties from Bristol-Myers Squibb. Revenues from Bristol-Myers Squibb represented 4% of total revenues in 1999.

         N.V. ORGANON. In December 1998, we entered into a Development and License Option Agreement with N.V. Organon, the pharmaceuticals business unit of Akzo Nobel. In December 1999, Organon exercised its option and we signed an exclusive license for an OraSolv formulation of an undisclosed prescription product. The Development and License Option Agreement terminated with the signing of an exclusive license agreement. The License Agreement expires in 2015, but may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 90 days, or upon failure to enter into a Supply Agreement by December 2000. We receive license and product development fees, and milestone payments upon achieving specific milestones under the agreement, and will receive royalties on any sales of the prescription product. For the three years ending December 31, 1999, we received approximately $3.6 million in upfront fees, milestone and development payments from N.V. Organon. Revenues from N.V. Organon represented 26% of total revenues in 1999. We have not yet entered into a Supply Agreement with N.V. Organon.

         NOVARTIS. In November 1997, we entered into a Development and License Option Agreement with Novartis that covers the use of OraSolv technology with the Novartis Triaminic non-prescription product line. We received option and product development fees in exchange for the license option and development work. In July 1998, we signed an exclusive license and a supply agreement with Novartis, which include an option to a second exclusive license covering additional products. The Development and License Option Agreement terminated with the signing of an exclusive license agreement. The License Agreement and the Supply Agreement expire in 2010 and 2001, respectively, but either agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, that are not cured by the defaulting party within 60 days. We received product development and milestone payments upon achieving specific milestones under the agreement, and will receive royalties on any sales of Triaminic. In July 1999, Novartis launched nationally three Triaminic products using our OraSolv technology. Through December 31, 1999, we received approximately $9.7 million in net sales of products, upfront fees, milestone and development payments, and royalties from Novartis. Revenues from Novartis, which were principally product sales, represented 42% of total revenues in 1999.


         SCHERING-PLOUGH. In August 1997, we entered into a Development and Option Agreement with Schering-Plough. In exchange for development work and a license option, we received an option fee and product development fees. The agreement calls for the development of an OraSolv SR version of an undisclosed, currently marketed prescription product. Schering-Plough did not exercise its option to license the proposed undisclosed prescription product and the Development and Option Agreement expired by its terms in August 1998. For the three years ending December 31, 1999, we received approximately $1.6 million in upfront fees, milestone and development payments from Schering-Plough. Our development of this product currently is on hold. We did not receive any revenue from Schering-Plough in 1999.

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


               -------------------------------------------------------------------------
                                                                           EXPIRATION
                            PATENTED TECHNOLOGIES                             DATE
               -------------------------------------------------------------------------
               Core OraSolv fast-dissolve and taste-masking                   2010
               technology.
               -------------------------------------------------------------------------
               The production of compressed effervescent and              2010 and 2012
               non-effervescent tablets using a tableting aid
               developed by us.
               -------------------------------------------------------------------------
               Effervescent pediatric vitamin and mineral supplement.         2010
               -------------------------------------------------------------------------
               The formulation of a base coated, acid effervescent            2013
               mixture manufactured by controlled acid base
               reaction.  The obtained mixture can be used in the
               formulation of acid sensitive compounds with OraSolv
               technology or other effervescent based products.
               -------------------------------------------------------------------------
               Taste-masking of micro-particles for oral dosage               2015
               forms.
               -------------------------------------------------------------------------
               Core DuraSolv fast-dissolve and taste-masking                  2018
               technology.
               -------------------------------------------------------------------------

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

         Our research and product development personnel, support systems and facilities are organized to develop drug delivery formulations from bench-scale through full-scale commercial production under current good manufacturing practice conditions. The key goals for our research and product development efforts are:

      - develop innovative drug delivery products and systems that fulfill pharmaceutical companies' needs and meet our strategic goals;

      - develop, expand and support systems to fulfill good manufacturing practice production at commercial levels required by pharmaceutical company partners;

      -  recruit and train high-quality technical and scientific personnel;
         and

      -  support our intellectual property portfolio development.

         For the years ended December 31, 1999, 1998 and 1997, we spent approximately $4.4 million, $3.3 million and $3.4 million, respectively, on research and product development. We estimate that most of these expenditures were directly related to product development activities for which we received fees and licensing revenues from our pharmaceutical company partners.

MANUFACTURING

         Our manufacturing facility is located at our headquarters in Eden Prairie, Minnesota. We completed our first production line in 1996, which has an estimated production capacity of 200 to 220 million tablets a year. We anticipate using substantially all of our existing capacity to satisfy our anticipated production requirements in 2000. We are developing a second production line using state-of-the-art material transfer and blending systems and integrated high-speed tableting and packaging operations, which we expect will at least double our existing capacity. We expect to begin construction of the second production line in the first half of 2000, with operations to begin in the second half of 2001. We currently anticipate spending approximately $8.0 to $10.0 million to construct the second production line.

         In November 1999, we started construction of a coating unit to provide taste-masked active ingredients for our pharmaceutical company partners. We anticipate spending approximately $4.0 million for its construction, and expect to begin operations in the first half of 2000. Of the $4.0 million in projected spending, we have spent approximately $2.0 million by the end of 1999 and expect to spend the remaining $2.0 million in the first half of 2000. We expect to commercialize our first coated active ingredient in 2000 for a prescription pharmaceutical company partner. The coating unit will give us capacity to taste mask the active drug ingredients we will use in the products to be manufactured on our two production lines. We believe an in-house coating capability will be a key factor in signing new agreements related to prescription pharmaceutical drugs.

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




                                    PART II.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv technologies. We have agreements with several pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. We currently manufacture five commercial products using our fast-dissolve technologies. These products include Triaminic for Novartis, Tempra for Bristol-Meyers Squibb and Zomig for AstraZeneca. We operate within a single segment: pharmaceutical product development. Our revenues are comprised of three components: net sales of products utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. In addition, we are currently developing other drug delivery technologies.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

       REVENUES. Our total revenues were $13.4 million in 1999, as compared to $7.6 million in 1998 and $4.9 million in 1997. Revenues from AstraZeneca, N.V. Organon and Novartis together represented 85%, 72% and 30% of our total revenues in 1999, 1998 and 1997, respectively. The increases in revenues in each year are due principally to increased development activity for new products that resulted in significantly higher product development fees and licensing revenue. In 1999, total revenues also increased due to higher sales volume of commercial products. Our total revenues were $13.4 million in 1999, as compared to $7.6 million in 1998 and $4.9 million in 1997. The increases in revenues in each year are due principally to increased development activity for new products that resulted in significantly higher product development fees and licensing revenue. In 1999, total revenues also increased due to a higher sales volume of commercial products.

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

         In December 1999, we received a $3.5 million unsecured loan from AstraZeneca. We granted AstraZeneca a first right of refusal to exploit any new technology to which we may have the right from time to time and which may have application in conjunction with any technology or products of AstraZeneca or its affiliates. We may repay this loan at any time, but if the loan is not repaid by the time we are due royalties under a license agreement with an affiliate of the lender, the affiliate may offset up to half of the royalties otherwise due to us and the lender will treat the amount offset by its affiliate as a payment by us on this loan. Interest is payable on the outstanding balance of the loan at LIBOR plus one half of one percent. Interest accrues quarterly and is added to the then outstanding principal balance of the loan.

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

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We have not completed our analysis of the impact of implementing SAB 101 on the reporting of our product development fees and licensing revenue. We currently expect to implement SAB 101 in 2000, if applicable, and estimate that the cumulative effect of any resulting accounting change will be in the range of $1.0 to $2.0 million.


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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  Financial Statements


                                                                                 PAGE NUMBER
                                                                                   IN THIS
                              DESCRIPTION                                       ANNUAL REPORT

Audited Financial Statements:
  Report of Independent Auditors                                                    F-1
  Balance Sheets                                                                F-2 and F-3
  Statements of Operations                                                          F-4
  Statements of Cash Flows                                                          F-5
  Statement of Changes in Stockholders' Equity                                      F-6
  Notes to Financial Statements                                                 F-7 to F-15


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

                                                                                 PAGE NUMBER
                                                                                   IN THIS
                              DESCRIPTION                                       ANNUAL REPORT

Schedule II - Valuation and Qualifying Accounts: Years Ended December
31, 1999, 1998 and 1997                                                             F-16



(a)(3).  Listing of Exhibits

  Exhibit                                                                                               Method of
  Number                                  Description                                                    Filing

    3.1     Fifth Restated Certificate of Incorporation of CIMA.                                           (1)
    3.2     Third Restated Bylaws of CIMA.                                                                 (12)
    4.1     Form of Certificate for Common Stock.                                                          (2)
    4.2     Rights Agreement, dated March 14, 1997, between CIMA and Norwest Bank Minnesota,               (3)
            N.A. (3)
    4.3     Form of Stock Purchase Agreement dated March 13, 2000 between CIMA and certain              Previously
            institutional investors.                                                                      Filed
   10.1     Form of Director and Officer Indemnification Agreement.                                        (2)
   10.2     Letter Agreement, dated January 28, 1998, between CIMA and Joseph R. Robinson, Ph.D. *#        (4)
   10.3     Development and License Option Agreement, dated November 18, 1997, between Novartis            (4)
            Consumer Health, Inc. and CIMA.  *
   10.4     Development and License Option Agreement, dated December 2, 1998, between N.V. Organon         (10)
            and CIMA. *
   10.5     Employment Agreement, dated October 29, 1997, between CIMA and John M. Siebert, Ph.D.#         (5)
   10.6     Equity Incentive Plan, as amended and restated. #                                              (11)
   10.7     1994 Directors' Stock Option Plan, as amended. #                                               (7)
   10.8     Real Property Lease, dated March 6, 1998, between Braun-Kaiser & Company and CIMA.             (4)
   10.9     License Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*        (8)
   10.10    Supply Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA. *        (8)
   10.11    License Agreement, dated January 28, 1994, between SRI International and CIMA. *               (2)
   10.12    Non-Employee Directors' Fee Option Grant Program. #                                            (10)
   10.13    License Agreement, dated June 26, 1997, between Bristol-Myers Squibb Company and CIMA. *       (9)



  Exhibit                                                                                               Method of
  Number                                  Description                                                    Filing

   10.14    Development and Option Agreement, dated August 11, 1997, between Schering                      (5)
            Corporation and CIMA. *
   10.15    Development and License Option Agreement, September 10, 1997, between IPR                      (5)
            Pharmaceuticals, Inc. and CIMA. *
   10.16    License Agreement dated May 28, 1999, between IPR Pharmaceuticals, Inc. and CIMA. *            (11)
   10.17    Real Property Lease, Amendment No. 8, dated September 23, 1998, between Principal Life         (12)
            Insurance Company and CIMA.
   10.18    Credit and Security Agreement dated July 14, 1999, between Wells Fargo Business Credit,        (13)
            Inc. and CIMA.
   10.19    Loan Agreement dated December 15, 1999 between Astra AB and CIMA.  *                          Filed
                                                                                                         herewith
   10.20    License Agreement dated December 29, 1999 between Organon International AG and N.V.           Filed
            Organon, and CIMA. *                                                                         herewith
   10.21    Development and License Agreement dated January 14, 2000 between CIMA and American Home       Filed
            Products Corporation. *                                                                      herewith
   10.22    Supply Agreement dated January 14, 2000 between CIMA and American Home Products               Filed
            Corporation. *                                                                               herewith
   23.1     Consent of Ernst & Young LLP.                                                                 Filed
                                                                                                         herewith
   24.1     Power of Attorney.                                                                          Previously
                                                                                                          filed
   27.1     Financial Data Schedule.                                                                    Previously
                                                                                                          filed
   99.1     Risk Factors.                                                                                 Filed
                                                                                                         herewith




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

           (7) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424, and incorporated herein by reference.

           (8) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-24424, and incorporated herein by reference.

           (9) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

           (10) Filed as an exhibit to CIMA's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 0-24424, and incorporated herein by reference.

           (11) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

           (12) Incorporated herein by reference to the correspondingly numbered exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

           (13) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 0-24424, and incorporated herein by reference.



(b).  Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c).  Exhibits
See Item 14(a)(3) above.

(d).  Financial Statement Schedules
See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eden Prairie, Minnesota, on the 13th day of July, 2000.

                                       CIMA LABS INC.
                                       By:
                                                             *
                                          --------------------------------------
                                          John M. Siebert
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of July 13, 2000.

                    SIGNATURE                      TITLE
---------------------------------------------      ------------------------------------------------------------------

                        *                          Chief Executive Officer (Principal Executive Officer) and Director
---------------------------------------------
                 John M. Siebert
                        *                          Vice President and Chief Financial Officer (Principal Financial
---------------------------------------------      and Accounting Officer)
                  David A. Feste

                        *                          Director
---------------------------------------------
               Terrence W. Glarner

                        *                          Director
---------------------------------------------
                 Steven B. Ratoff

                        *                          Director
---------------------------------------------
            Joseph R. Robinson, Ph.D.


By:    /s/ David A. Feste
       -------------------------------------
           David A. Feste, Attorney-In-Fact


* David A. Feste, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a "*", by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the officers and directors in the capacities in which the name of each appears above.

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


                                                           /s/Ernst & Young LLP


Minneapolis, Minnesota
February 11, 2000, except for Note 9
as to which the date is March 17, 2000

                                 CIMA LABS INC.

                                 BALANCE SHEETS

                                                                                          DECEMBER 31
                                                                           ------------------------------------------
                                                                                   1999                 1998
                                                                           ------------------------------------------
ASSETS
   Cash and cash equivalents                                                        $ 2,480,698          $ 2,722,590
   Accounts receivable:
      Net of allowance for doubtful accounts
      $36,000-1999; $0-1998                                                           3,058,258            1,654,796
   Inventories, net                                                                   2,772,429              479,045
   Prepaid expenses                                                                      73,042               79,866
                                                                           ------------------------------------------
Total current assets                                                                  8,384,427            4,936,297

Other assets:
   Lease deposits                                                                       318,699              345,146
   Patents and trademarks, net                                                          207,243              204,648
                                                                           ------------------------------------------
Total other assets                                                                      525,942              549,794

Property, plant and equipment:
   Construction in progress                                                           2,150,508               72,204
   Equipment                                                                          8,817,331            9,314,867
   Leasehold improvements                                                             4,783,420            4,757,169
   Furniture and fixtures                                                               604,204              604,204
                                                                           ------------------------------------------
                                                                                     16,355,463           14,748,444
   Less accumulated depreciation                                                     (5,996,024)          (5,318,107)
                                                                           ------------------------------------------
                                                                                     10,359,439            9,430,337
                                                                           ------------------------------------------
TOTAL ASSETS                                                                       $ 19,269,808         $ 14,916,428
                                                                           ==========================================



                                                                                          DECEMBER 31
                                                                           ------------------------------------------
                                                                                   1999                 1998
                                                                           ------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 2,402,726            $ 670,597
   Accrued expenses                                                                   1,229,179              835,043
   Notes payable                                                                        195,748                    -
   Advance royalties                                                                    137,084              459,105
   Current portion of long term debt                                                    150,000                    -
   Current portion of lease obligations                                                  71,485               64,998
                                                                           ------------------------------------------
Total current liabilities                                                             4,186,222            2,029,743


Long term debt                                                                        3,350,000                    -
Lease obligations                                                                       159,660              231,145
                                                                           ------------------------------------------
Total liabilities                                                                     7,695,882            2,260,888

Stockholders' equity:
   Convertible preferred stock, $0.01 par value
      Authorized shares -- 5,000,000
      Issued and outstanding shares -- -0-
   Common stock, $0.01 par value:
      Authorized shares -- 20,000,000
      Issued and outstanding shares --
      9,646,241--1999
      9,610,394--1998                                                                    96,462               96,104
      Additional paid-in capital                                                     57,454,661           57,274,274
      Retained earnings (deficit)                                                   (45,977,197)         (44,714,838)
                                                                           ------------------------------------------
Total stockholders' equity                                                           11,573,926           12,655,540
                                                                           ------------------------------------------
Total liabilities and stockholders' equity                                         $ 19,269,808         $ 14,916,428
                                                                           ==========================================


See accompanying notes.

                                 CIMA LABS INC.

                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31
                                                      -----------------------------------------------------------
                                                              1999                1998                1997
                                                      -----------------------------------------------------------
REVENUES:
   Net sales                                                  $ 4,839,511        $ 1,097,465         $ 2,628,069
   Product development fees and licensing                       7,817,846          6,140,894           2,282,166
   Royalties                                                      735,107            373,764                   -
                                                      -----------------------------------------------------------
                                                               13,392,464          7,612,123           4,910,235
OPERATING EXPENSES:
  Cost of sales                                                 7,545,341          4,475,867           4,376,412
  Research and product development                              4,388,902          3,307,582           3,363,544
  Selling, general and administrative                           2,836,573          3,137,952           3,487,239
                                                      -----------------------------------------------------------
                                                               14,770,816         10,921,401          11,227,195

OTHER INCOME (EXPENSE)
  Interest income, net                                             10,327            152,366             336,310
  Other income (expense)                                          105,666            (30,567)            142,255
                                                      -----------------------------------------------------------
                                                                  115,993            121,799             478,565
                                                      -----------------------------------------------------------
NET INCOME (LOSS):                                            $(1,262,359)       $(3,187,479)        $(5,838,395)
                                                      ===========================================================
  Net income (loss) per share:
    Basic and diluted                                              $ (.13)            $ (.33)             $ (.61)


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                             9,615,280          9,610,104           9,518,679




See accompanying notes

                                 CIMA LABS INC.

                            STATEMENTS OF CASH FLOWS

                                                         ------------------------------------------------
                                                             1999              1998               1997
                                                         ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                 $(1,262,359)      $(3,187,479)      $ (5,838,395)
Adjustment to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                            1,635,017         1,653,319          1,051,679
  Loss on impairment of assets                               358,291              --                 --
  Gain on sale of property, plant and equipment                 --               4,734               --
  Changes in operating assets and liabilities:
      Accounts receivable                                 (1,403,462)          (56,982)        (1,350,236)
      Inventories                                         (2,293,384)          151,574            (96,032)
      Prepaid expenses                                         6,824            66,939            (74,925)
      Accounts payable                                     1,732,129           541,885           (135,658)
      Accrued expenses                                       394,136           214,462            (91,178)
      Advance royalties                                     (322,021)         (282,300)           491,405
                                                         ------------------------------------------------
Net cash used in operating activities                     (1,154,829)         (893,848)        (5,860,984)
                                                         ------------------------------------------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (2,819,700)         (406,686)          (772,262)
Purchases of short-term investments                             --                --          (29,469,496)
Proceeds from maturities of short-term investments              --           3,277,300         33,789,358
Proceeds from sale of property, plant and equipment             --              33,000               --
Patents and trademarks                                      (105,305)          (88,841)          (111,470)
                                                         ------------------------------------------------
Net cash (used in) provided by investing activities       (2,925,005)        2,814,773          3,436,130
                                                         ------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                       180,745             5,700            654,582
Proceeds from long term debt                               3,500,000              --                 --
Proceeds from notes payable                                  195,748              --                 --
Security deposits on leases                                   26,447          (304,495)           250,000
Payments on capital lease obligations                        (64,998)          (45,300)              --
                                                         ------------------------------------------------
Net cash provided by (used in) financing activities        3,837,942          (344,095)           904,582
                                                         ------------------------------------------------

Increase (decrease) in cash and cash equivalents            (241,892)        1,576,830         (1,520,272)
Cash and cash equivalents at beginning of period           2,722,590         1,145,760          2,666,032
                                                         ------------------------------------------------
Cash and cash equivalents at end of period               $ 2,480,698       $ 2,722,590       $  1,145,760
                                                         ================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Acquisition of equipment pursuant to capital lease                 -          $341,443                 -


See accompanying notes.

                                 CIMA LABS INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                          COMMON STOCK                                   RETAINED
                                ------------------------------   ADDITIONAL PAID-        EARNINGS
                                     SHARES          AMOUNT         IN CAPITAL           (DEFICIT)             TOTAL
                                --------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996                9,411,589     $ 94,116       $   56,586,958     $  (35,659,942)       $   21,021,132
  Stock options exercised                 191,968        1,920              652,662                   -              654,582
  Exercise of stock warrants                4,837           48               28,974            (29,022)                    -
  Net loss                                      -            -                    -         (5,838,395)          (5,838,395)
                                --------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997                9,608,394       96,084           57,268,594        (41,527,359)           15,837,319
  Stock options exercised                   2,000           20                5,680                   -                5,700
  Net loss                                      -            -                    -         (3,187,479)          (3,187,479)
                                --------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998                9,610,394       96,104           57,274,274        (44,714,838)           12,655,540
  Stock options exercised                  35,847          358              180,387                   -              180,745
  Net loss                                      -            -                    -         (1,262,359)          (1,262,359)
                                --------------------------------------------------------------------------------------------
Balance at Dec 31, 1999                 9,646,241     $ 96,462       $   57,454,661     $  (45,977,197)       $   11,573,926
                                ============================================================================================

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

REVENUE RECOGNITION

The Company recognizes revenues from product sales upon shipment; revenues from product development fees as services are rendered and as milestones are achieved; revenues from non-refundable up-front license fees upon signing the related development and license agreement; and revenues from royalties are accrued quarterly based on the sales made by a licensee.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The company expects to implement SAB 101 in 2000 and estimates that the cummulative effect of the resulting charge will range from $1.0 to $2.0 million.

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

                                                                       1999                         1998
                                                           -------------------------------------------------------
                                                                                 (In Thousands)
Deferred assets:
     Net operating loss                                                    $ 18,716                $ 18,475
     Accrued vacation                                                            86                      75
     Inventory reserve                                                          217                      63
                                                           -------------------------------------------------------
                                                                             19,034                  18,613

Deferred liability:
                                                                                524                     625
     Depreciation and amortization
                                                           ------------------------------------------------------

Net deferred income tax asset                                                18,510                  17,988
Valuation allowance                                                         (18,510)                (17,988)
                                                           ------------------------------------------------------
Net deferred income taxes                                                  $      -                $      -
                                                           ------------------------------------------------------

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

Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
2000           ......................................................................     $ 629,160
2001           ......................................................................       640,460
2002           ......................................................................       459,030
2003           ......................................................................       380,460
2004           ......................................................................       380,460
Thereafter          ...............................................................     $ 1,902,300

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

Year ending December 31:
2000           ......................................................................       $90,499
2001           ......................................................................        90,499
2002           ......................................................................        75,644
2003           ......................................................................         9,986
                                                                                     ---------------
                                                                                            266,628
Less lease interest:        ....................................................            (35,483)
                                                                                     ---------------
                                                                       Total               $231,145
                                                                                     ===============

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

Shares available and options granted for the Equity Incentive Plan are as follows:


                                                                 NON-                          WEIGHTED
                                   SHARES       INCENTIVE      QUALIFIED                        AVERAGE
                                 AVAILABLE        STOCK          STOCK          TOTAL       EXERCISE PRICE
                                  FOR GRANT      OPTIONS        OPTIONS      OUTSTANDING       PER SHARE
                                ------------- -------------- ------------- --------------- ------------------
Balance at Dec.31, 1996              367,480        765,859       340,569       1,106,428             $ 6.27

    Granted                        (390,700)        292,604        98,096         390,700               5.89
    Forfeited                       203,038        (166,575)      (36,463)       (203,038)              7.32
    Exercised                             -        (149,217)      (42,751)       (191,968)              3.24
                                ----------------------------------------------------------
Balance at Dec.31, 1997             179,818         742,671       359,451       1,102,122               5.71

    Granted                        (492,679)        101,428       391,251         492,679               4.47
    Reserved                         400,000              -             -               -
    Forfeited                        230,955       (156,259)      (74,696)       (230,955)              6.88
    Exercised                              -         (2,000)            -          (2,000)              2.85
                                ----------------------------------------------------------
Balance at Dec.31, 1998              318,094        658,840       676,006       1,361,846               5.08

     Granted                        (395,273)       330,596        64,677         395,273               6.51
     Reserved                        250,000              -             -               -
     Forfeited                       279,024       (126,641)     (152,383)       (279,024)              5.01
     Exercised                             -        (30,087)            -         (30,087)              5.76
                                ----------------------------------------------------------
Balance at Dec. 31, 1999             451,845        859,708       588,300       1,448,008             $ 5.47

Exercisable:
    December 31, 1997                                                             506,460              $5.27
    December 31, 1998                                                             556,626              $5.21
     December 31, 1999                                                            649,137              $5.51

The following table summarizes information about Equity Incentive Plan options outstanding at December 31, 1999:

                                                   WEIGHTED
                                                   AVERAGE         WEIGHTED
                                                  REMAINING        AVERAGE         NUMBER          WEIGHTED
                                   NUMBER        CONTRACTUAL     OUTSTANDING     EXERCISABLE       AVERAGE
RANGE OF EXERCISE PRICES         OUTSTANDING         LIFE           PRICE        AT 12/31/99    EXERCISE PRICE
------------------------------------------------------------------------------- -------------- -----------------
$ 2.625 - $ 3.00                       125,745       8.6 years          $ 2.77         14,419            $ 2.94
$ 3.01 - $ 4.00                        254,625       8.0 years          $ 3.79        237,300            $ 3.88
$ 4.01 - $ 5.00                        356,000       8.0 years          $ 4.42        104,000            $ 4.52
$ 5.01 - $ 7.00                        312,033       6.0 years          $ 5.81        162,168            $ 5.83
$7.01 - $ 8.00                          98,125       6.0 years          $ 7.76         68,750            $ 7.82
$ 8.01 - $ 10.1875                     247,470       8.0 years          $ 9.79         62,500            $ 9.02
---------------------------------------------------------------------------------------------            ------
$ 2.00 - $10.1875                    1,448,008       7.4 years           $5.47        649,137            $ 5.51
                               ================                                 ==============

Shares available and options granted for Directors Stock Option Plan are as follows:

                                                                                                   WEIGHTED
                                                                      NON-                          AVERAGE
                                                     INCENTIVE      QUALIFIED                      EXERCISE
                                SHARES AVAILABLE       STOCK          STOCK           TOTAL       PRICE PER
                                    FOR GRANT         OPTIONS        OPTIONS       OUTSTANDING      SHARE
                               --------------------------------------------------------------------------------
Balance at Dec.31, 1996                    147,500             -        202,500        202,500            7.93

    Granted                                (56,070)            -         56,070         56,070            3.92
    Reserved                                60,000             -              -              -               -
    Forfeited                                    -             -              -              -               -
    Exercised                                    -             -              -              -               -
                               ----------------------------------------------------------------
Balance at Dec.31, 1997                    151,430             -        258,570        258,570            7.06

    Granted                                (37,860)            -         37,860         37,860            2.96
    Forfeited                                    -             -              -              -               -
    Exercised                                    -             -              -              -               -
                               ----------------------------------------------------------------
Balance at Dec.31, 1998                    113,570             -        296,430        296,430            6.54

     Granted                               (40,960)            -         40,960         40,960            2.27
     Forfeited                               4,320             -         (4,320)        (4,320)           1.30
     Exercised                                   -             -         (5,760)        (5,760)           1.30
                               ----------------------------------------------------------------
Balance at Dec.31, 1999                     76,930             -        327,310        327,310           $6.17

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                          1999                 1998                1997
                                                  -------------------------------------------------------------
Pro forma net loss (in thousands)     ............$          (2,433)  $           (4,240)  $           (6,477)
Pro forma net loss
     per common share,
     basic and diluted                ............$           (0.25)  $            (0.44)  $            (0.68)


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

9.  SUBSEQUENT EVENT

In March, 2000, the Company completed a private placement of 1.1million shares of common stock at $19 per share, before commissions and expenses. The offering provided approximately $19.4 million in net cash proceeds to the Company.

NOTE 10. SEGMENT INFORMATION - MAJOR CUSTOMERS

The Company has adopted the SFAS 131, Disclosures of an Enterprise and Related Information, in the year ended December 31, 1999. We operate within a single segment: the development and manufacture of fast-dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components: net sales of products utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. Less than 10 percent of our revenues are earned from activities conducted or products shipped outside the United States.

Revenues as a percentage of total revenues from major customers are as follows:

                                             1999                  1998                  1997
                                       ------------------    ------------------    ------------------
AstraZeneca                            18%                   26%                   15%
Bristol-Myers Squibb                   4                     8                     57
N.V. Organon                           25                    2                     0
Novartis                               42                    44                    15
Schering-Plough                        0                     17                    5
Other                                  11                    3                     8
                                       ------------------    ------------------    ------------------
Total                                  100%                  100%                  100%
                                       ------------------    ------------------    ------------------

CIMA LABS INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT        ADDITIONS YEAR
                                                BEGINNING OF       YEAR TO COSTS            LESS        BALANCE AT END
                DESCRIPTION                         YEAR             AND EXPENSES        DEDUCTIONS         OF YEAR
                                             ----------------------------------------------------------------------------
Year ended December 31, 1999:
Reserves and allowance deducted
From asset accounts:
    Allowance for doubtful accounts                  $         0        $   36,000         $        0      $   36,000
    Obsolescence reserve                                 156,770           379,966                  0         536,736
                                              ----------------------------------------------------------------------------
                                                     $   156,770        $  415,966         $        0      $  692,736
TOTAL


Year ended December 31, 1998:
Reserves and allowances deducted from
asset accounts:                                      $    32,150        $   32,150           ($64,300)     $        0
  Allowance for doubtful accounts                         46,388           110,382                  0         156,770
  Obsolescence reserve                        ----------------------------------------------------------------------------
                                                     $    78,538        $  142,532           ($64,300)        156,770
TOTAL

Year ended December 31, 1997:
Reserves and allowances deducted from
asset accounts:                                      $         0        $   32,150         $        0      $   32,150
  Allowance for doubtful accounts                        140,795                 0            (94,407)         46,388
  Obsolescence reserve                        ----------------------------------------------------------------------------
                                                     $   140,795        $   32,150         $  (94,407)     $   78,538
TOTAL