Form 10-Q
period 2000-06-30
CIMA LABS INC
filed 2000-08-11
CIK 833298

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

-------
   X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-------
        Exchange Act of 1934 for the quarterly period ended June 30, 2000


-------
        Transition report pursuant to section 13 or 15(d) of the Securities
-------
        Exchange Act of 1934 for the transition period from         to
                                                            -------   ------
                         Commission File Number 0-24424


                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   41-1569769
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

10000 VALLEY VIEW ROAD, EDEN PRAIRIE,
           MN 55344-9361                           (952) 947-8700
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
           Yes    X               No
               --------              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 par value                       10,862,989
      ----------------------------                       ----------
                 (Class)                        (Outstanding at August 10, 2000)

                                      INDEX

                                 CIMA LABS INC.

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

Balance Sheets - June 30, 2000 and December 31, 1999.                                               3

Statements of Operations - Three months and six months ended June 30, 2000 and
June 30, 1999.                                                                                      4

Statements of Cash Flows - Six months ended June 30, 2000 and June 30, 1999                         5

Notes to Financial Statements                                                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.                                                                                      8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                               13

PART II.  OTHER INFORMATION
---------------------------

Items 1, 2, 3 and 5 have been omitted since all items are inapplicable or answers negative.
Item 4. Submission of Matters to a Vote of Security Holders                                        13

Item 6. Exhibits and Reports on Form 8-K                                                           13

        Signature                                                                                  14


We have registered "CIMA(TM)," "CIMA LABS INC.(R)," "OraSolv(R)," and "OraSolv(R)SR" as trademarks with the U.S. Patent and Trademark Office. These registered trademarks are used in this Form 10-Q. We also use the trademarks "DuraSolv(TM)," "PakSolv(TM)," "OraVescent(TM)SL/BL" and "OraVescent(TM)SS" in this Form 10-Q.

Triaminic(R)and Softchews(R)are registered trademarks of Novartis. Zomig(R)and Rapimelt(R)are registered trademarks of AstraZeneca. Remeron(R)is a registered trademark of N.V. Organon. Tempra(R)is a registered trademark of Bristol-Myers Squibb Canada. Quicklets(TM)and FirsTabs(TM)are trademarks of Bristol-Myers Squibb.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 BALANCE SHEETS
                                 CIMA LABS INC.

                                                                              June 30,           December 31,
                                                                               2000                 1999
                                                                            (Unaudited)          (See note)
     ASSETS
     Current assets:
        Cash and cash equivalents                                          $    9,775,295       $    2,480,698
        Available-for-sale securities                                           5,919,222                    -
        Accounts receivable, less allowance for doubtful
          accounts and returns of $25,000 and $36,000                           5,209,276            3,058,258
        Inventories                                                             1,902,529            2,772,429
        Prepaid expenses                                                          109,371               73,042
                                                                          ----------------     ----------------
     Total current assets                                                      22,915,693            8,384,427

     Other assets, net                                                            358,973              525,942

     Property and equipment:
        Property, plant and equipment                                          22,082,099           16,355,463
        Accumulated depreciation                                               (7,900,490)          (5,996,024)
                                                                          ----------------     ----------------
                                                                               14,181,609           10,359,439
                                                                          ----------------     ----------------
     Total assets                                                          $   37,456,275       $   19,269,808
                                                                          ================     ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
        Accounts payable                                                  $       687,397       $    2,402,726
        Accrued expenses                                                        1,167,939            1,229,179
        Other current liabilities                                                 374,968              554,317
                                                                          ----------------     ----------------
     Total current liabilities                                                  2,230,304            4,186,222

     Long term debt                                                             3,578,472            3,509,660
                                                                          ----------------     ----------------
     Total liabilities                                                          5,808,776            7,695,882

     Stockholders' equity:
        Convertible preferred stock, $.01 par value; 50,000 shares
          authorized; -0- shares issued and outstanding                                 -                    -
        Common Stock, $.01 par value; 20,000,000 shares authorized;
          10,851,569 and 9,646,241 shares issued and outstanding                  108,586               96,462
        Additional paid-in capital                                             77,373,340           57,454,661
        Retained earnings (deficit)                                           (45,834,427)         (45,977,197)
                                                                          ----------------     ----------------
                                                                               31,647,499           11,573,926
        Unrealized gain (loss) on available-for-sale securities                         -                    -
                                                                          ----------------     ----------------
     Total stockholders' equity                                                31,647,499           11,573,926
                                                                          ----------------     ----------------
     Total liabilities and stockholders' equity                            $   37,456,275        $  19,269,808
                                                                          ================     ================


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

                            STATEMENTS OF OPERATIONS
                                 CIMA LABS INC.
                                   (Unaudited)


                                                               For the Three Months Ended            For the Six Months Ended
                                                           ------------------------------------ ------------------------------------
                                                               June 30,           June 30,          June 30,           June 30,
                                                                 2000               1999              2000               1999
                                                           -----------------  ----------------- -----------------  -----------------
Revenues:
  Net sales                                                  $   3,318,777      $  1,398,862     $   6,096,355       $  1,433,862
  Product development fees and licensing                         2,194,528         1,738,153         4,391,213          3,382,605
  Royalties                                                        241,500            90,631           979,000            193,967
                                                           ---------------    --------------    --------------     --------------
                                                                 5,754,805         3,227,646        11,466,568          5,010,434
Operating expenses:
  Cost of sales                                                  3,568,575         2,036,313         6,725,214          2,968,254
  Research and product development                               1,190,564           808,270         2,217,109          1,826,968
  Selling, general and administrative                              900,354           775,088         1,848,842          1,443,598
                                                           ---------------    --------------    --------------     --------------
                                                                 5,659,493         3,619,671        10,791,165          6,238,820
Other income:
  Interest, net                                                    293,315             6,756           282,546             27,987
  Other income (expense)                                            (5,309)           16,712           (15,842)            16,440
                                                           ---------------    --------------    --------------     --------------
                                                                   288,006            23,468           266,704             44,427
                                                           ---------------    --------------    --------------     --------------
Income (loss) before cumulative effect of a
  change in accounting principle                                   383,318      $   (368,557)          942,107       $ (1,183,959)
Cumulative effect of change in accounting
  principle                                                              -                 -          (799,337)                 -
                                                           ---------------    --------------    --------------     --------------

Net income (loss)                                            $     383,318      $   (368,557)    $     142,770       $ (1,183,959)
                                                           ===============    ==============    ==============     ==============

Net income (loss) per share:
  Basic
    Income per share before cumulative
      effect of a change in accounting principle             $         .04      $       (.04)    $         .09       $       (.12)
    Loss per share from the cumulative
      effect of a change in accounting principle                       .00               .00              (.08)               .00
                                                           ---------------    --------------    --------------     --------------
Net income (loss) per basic share                            $         .04      $       (.04)    $         .01       $       (.12)
                                                           ---------------    --------------    --------------     --------------

  Diluted
    Income per share before cumulative
      effect of a change in accounting principle             $         .03      $       (.04)    $         .08       $       (.12)
    Loss per share from the cumulative
      effect of a change in accounting principle                       .00               .00              (.07)               .00
                                                           ---------------    --------------    --------------     --------------
Net income (loss) per diluted share                          $         .03      $       (.04)    $         .01       $       (.12)
                                                           ---------------    --------------    --------------     --------------

Weighted average of number of shares:
  Basic                                                         10,857,106         9,610,394        10,375,963          9,610,394
  Diluted                                                       11,841,178         9,610,394        11,393,366          9,610,394


Pro forma amounts assuming the
 accounting change were applied retroactively:
    Net income (loss)                                        $     383,318      $   (140,155)    $     942,107       $   (622,044)
    Net income (loss) per diluted share                      $         .03      $       (.01)    $         .08       $       (.06)
    Weighted average number of diluted shares                   11,841,178         9,610,394        11,393,366          9,610,394
See accompanying notes.


                            STATEMENTS OF CASH FLOWS
                                 CIMA LABS INC.

                                   (Unaudited)



                                                                For the Six Months Ended
                                                                         June 30,
                                                          --------------------------------------
                                                                2000                 1999
                                                          -----------------    -----------------

OPERATING ACTIVITIES:
Net income (loss)                                           $     142,770      $    (1,183,959)
Adjustments to reconcile net income or loss to net
cash used in operating activities:
     Depreciation and amortization                                743,808              897,299
     Loss on impairment of assets                                 400,000                    -
     Cumulative effect of change in accounting principle
                                                                  799,337                    -
     Changes in operating assets and liabilities:
       Accounts receivable and current assets                  (2,187,347)            (704,736)
       Inventories                                                869,900           (1,185,933)
       Accounts payable                                        (1,715,329)             660,674
       Accrued expenses and other                                (198,324)             (43,741)
       Deferred revenue                                          (649,337)               9,229
                                                          -----------------    -----------------
Net cash used in operating activities                          (1,794,522)          (1,551,167)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                  (4,913,955)            (420,478)
   Patents and trademarks                                         (37,139)             (32,280)
   Purchases of available-for-sale securities                  (5,919,222)                   -
                                                          -----------------    -----------------
Net cash provided by (used in) investing activities           (10,870,316)            (452,758)

FINANCING ACTIVITIES:
   Stock option exercise proceeds                                 530,803                    -
   Net proceeds from stock offerings                           19,400,000                    -
   Security deposits on leases                                    152,085                    -
   Notes payable                                                  (88,561)                   -
   Payments on capital lease obligations                          (34,892)                   -
                                                          -----------------    -----------------
Net cash provided by financing activities                      19,959,435                    -
                                                          -----------------    -----------------

Increase (decrease) in cash and cash equivalents                7,294,597           (2,003,925)
Cash and cash equivalents at beginning of period                2,480,698            2,722,590
                                                          -----------------    -----------------
Cash and cash equivalents at end of period                   $  9,775,295      $       718,665
                                                          =================    =================


See accompanying notes

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
CIMA LABS INC. is a Delaware corporation that develops and manufactures fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, our leading proprietary fast-dissolve technologies, are oral dosage forms incorporating taste-masked active drug ingredients into tablets, which dissolve quickly in the mouth without chewing or water. We develop applications for our technologies that are licensed to pharmaceutical company partners. We currently manufacture and package six commercial products incorporating our proprietary fast-dissolve technologies. Revenues are generated from the sale of products we manufacture, license agreements, product development fees and royalties.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. REVENUE RECOGNITION
The Company recognizes revenue from product sales upon shipment; revenue from product development fees as services are rendered and as milestones are achieved; revenues from non-refundable up-front license fees are deferred and amortized over the related contract period consistent with SAB 101 (as described below); and revenues from royalties are accrued quarterly based on the sales made by a licensee.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that up-front license fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company implemented SAB 101 in its second quarter ended on June 30, 2000, retroactive to January 1, 2000. The Company reported a charge to earnings of $799,337 for the cumulative effect of a change in accounting principle, which is included in income for the six-month period ended June 30, 2000. The effect of the change on the six-month period ended June 30, 2000 was to increase income before cumulative effect of the change in accounting principle $649,337 or $0.06 per diluted share. The effect of the change on the three-month period ended March 31, 2000, which has been restated for the change, was to increase income before cumulative effect of the change in accounting principle $550,852 or $0.05 per diluted share. The pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactively to prior periods.

For the three-month periods ended March 31, 2000 and June 30, 2000, the Company recognized $700,852 and $98,485, respectively, in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the three-month periods ended March 31, 2000 and June 30, 2000 was to increase income by $700,852 and $98,485, respectively.

4. CASH EQUIVALENTS AND INVESTMENTS
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest our cash and cash equivalents in money market funds, investment grade commercial paper and United States government agency securities, including discount notes and U.S Treasury obligations. Our short-term investments consist of investment grade commercial paper and United States government agency securities, including discount notes and U.S Treasury obligations, with maturities ranging from three to six months.

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

5. INCOME (LOSS) PER SHARE
Income (loss) per share for the three-month and six-month periods ended June 30, 2000 and 1999 are summarized in the following table:

                                                 (In thousands, except share and per share data)
                                                        Three Months Ended June 30,
                        --------------------------------------------------------------------------------------------
                                          2000                                             1999
                       --------------------------------------------    ---------------------------------------------
                            Net                             Per              Net                            Per
                          Income                           Share            Income                          Share
                          (Loss)           Shares          Amount           (Loss)           Shares         Amount
                       -------------    ------------    -----------    --------------   -------------    -----------
Basic                         $ 383      10,857,106        $ .04              $ (369)       9,610,394         $(.04)
Effect of
 dilutive  stock
 options                          -         984,172         (.01)                 -               -              -
                       -------------    ------------    -----------    --------------   -------------    -----------
Diluted                       $ 383      11,841,178        $ .03              $ (369)       9,610,394         $(.04)
                       -------------    ------------    -----------    --------------   -------------    -----------


                                                         Six Months Ended June 30,
                        --------------------------------------------------------------------------------------------
                                          2000                                             1999
                       --------------------------------------------    ---------------------------------------------
                          Net                            Per                                              Per
                          Income                         Share           Net Income                       Share
                          (Loss)           Shares        Amount          (Loss)           Shares          Amount
                       -------------    ------------    -----------    --------------   -------------    -----------
Basic                         $ 143      10,375,963       $ .01            $ (1,184)       9,610,394         $(.12)
Effect of
 dilutive  stock
 options                          -       1,017,403           -                   -               -              -
                       -------------    ------------    -----------    --------------   -------------    -----------
Diluted                       $ 143      11,393,366       $ .01             $(1,184)       9,610,394         $(.12)
                       -------------    ------------    -----------    --------------   -------------    -----------

For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive.

6. INVENTORIES

Inventories at June 30, 2000 and December 31, 1999 are summarized as follows:


                                                            June 30, 2000              December 31, 1999
                                                      --------------------------    -------------------------
Raw materials                                             $     29,785                 $     916,259
Work in process                                                 55,422                        20,535
Finished products                                            1,817,322                     1,835,635
                                                      --------------------------    -------------------------
                                                          $  1,902,529                 $   2,772,429
                                                      --------------------------    -------------------------

7. PRIVATE PLACEMENT OF COMMON STOCK
On March 17, 2000, we issued 1.1 million shares of Common Stock through a private placement. We received approximately $19.4 million in net cash proceeds and expect to use the funds for capital additions to our manufacturing facility and for working capital. We have invested the net proceeds in interest-bearing money market accounts, pending such uses.

8. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform to the presentation for the three-month and six-month periods ended June 30, 2000. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
This Quarterly Report on Form 10-Q contains statements that are not descriptions of historical facts and contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or our future performance. We caution readers not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date this report was filed. Forward-looking statements are not descriptions of historical facts. The words or phrases "will likely result," "look for," "may result," "will continue," "is anticipated," "expect," "project," or similar expressions are intended to identify forward-looking statements, and are subject to numerous known and unknown risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the "Risk Factors" filed as Exhibit 99.1 to this Form 10-Q, and in our other filings with the SEC.

GENERAL
We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast-dissolve technologies. We have agreements with several pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. We currently manufacture six commercial products using our fast-dissolve technologies. These products include four formulations of Triaminic for Novartis, Tempra for a Canadian affiliate of Bristol-Meyers Squibb, and Zomig for AstraZeneca. We operate within a single segment: the development and manufacture of fast-dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components: net sales of products we manufacture for pharmaceutical companies utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. In addition, we are currently developing other drug delivery technologies.

Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for our products by patients, new product introductions, the seasonal nature of some of our products and pharmaceutical company ordering patterns. Our ability to generate product sales and royalty revenues in excess of our current forecasts for 2000 and 2001 may be constrained by our manufacturing capacity. We expect our second production line, now being developed, to be operational in the second half of 2001. Revenues from product development fees and licensing revenue will fluctuate from quarter to quarter and from year to year depending on, among other factors, the number of new collaborative agreements that we enter into; the number and timing of product development milestones we achieve under collaborative agreements, including making submissions to, and obtaining approvals from, the FDA for products in development; and the level of our development activity conducted for pharmaceutical companies under collaborative agreements.

RESULTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

REVENUES
Our total revenues increased 78% from $3.2 million in the three-month period ended June 30, 1999 to $5.8 million in three-month period ended June 30, 2000, and increased 129% from $5.0 million in the first half of 1999 to $11.5 million in first half of 2000. The increases are primarily due to higher sales volume of commercial products. All three components of revenues increased for the quarter and for the first half of 2000 in comparison to the same periods in 1999.

Revenues from net sales of products using our drug delivery technologies increased 137% from $1.4 million in the three-month period ended June 30, 1999 to $3.3 million in the three-month period ended June 30, 2000, and increased 325% from $1.4 million in the first half of 1999 to $6.1 million in the first half of 2000. The increases are primarily due to increased shipments of Triaminic to Novartis. Triaminic accounted for 95% and 93% of net sales of products for the three and six-month periods ended June 30, 2000, respectively, compared to 93% for both the three and six-month periods ended June 30, 1999. We continue to expect additional growth in product sales in the last half of 2000, but this growth will depend on pending FDA regulatory approvals for the N.V. Organon product, Remeron, and the AstraZeneca product, Zomig, FDA approval of our manufacturing compliance for prescription pharmaceuticals and the receipt of firm purchase order commitments for these new products.

Revenues from product development fees and licensing increased 26% from $1.7 million for the three-month period ended June 30, 1999 to $2.2 million for the three-month period ended June 30, 2000, and increased 30% from $3.4 million for the first half of 1999 to $4.4 million for the first half of 2000. Licensing revenues in 1999 are not directly comparable to 2000 due to a change in accounting policy for up-front license fees resulting from the implementation of SAB 101. During the second quarter of 2000, licensing revenues included milestone payments that were earned under agreements with American Home Products and N.V. Organon. In addition, we entered into a Development, License and Supply Agreement with Schwarz Pharma during the second quarter of 2000 and received an up-front license fee, the recognition of which was deferred and will be ratably amortized into revenue in subsequent quarters. Licensing revenues for the three and six-month periods include amortization of deferred revenue of $0.1 and $0.6 million, respectively, resulting from implementation of SAB 101 in the second quarter of 2000 (see Note 3--Revenue Recognition). Product development fees and licensing revenues in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies and on expected FDA regulatory approvals for fast dissolving formulations of Remeron and Zomig.

Revenues from royalties increased 166% from $0.1 million for the three-month period ended June 30, 1999 compared to $0.2 million for the three-month period ended June 30, 2000, and increased 405% from $0.2 million for the first half of 1999 to $1.0 million for the first half of 2000. The increases are primarily due to increased sales of Triaminic by Novartis in the U.S., which was introduced in the second quarter of 1999, and sales of Zomig Rapimelt by AstraZeneca, which was introduced in several countries in Europe during the third quarter of 1999.

OPERATING EXPENSES AND GROSS MARGIN.
Cost of sales increased 75% from $2.0 million in the three-month period ended June 30, 1999 to $3.6 million in the three-month period ended June 30, 2000, and increased 127% from $3.0 million for the first half of 1999 to $6.7 million for the first half of 2000. The increases are primarily due to higher Triaminic unit volumes being manufactured and shipped to Novartis and due to costs incurred to establish multi-shift production capabilities. In subsequent quarters, we expect cost of sales to increase as a result of expected unit volume increases.

Gross margins on product sales were negative in the three and six-month periods ended June 30,

2000, and negative in the comparable periods of 1999. Gross profit margins improved 38 percentage points from (46%) for the three-month period ended June 30, 1999 to (8%) for the three-month period ended June 30, 2000, and improved 97 percentage points from (107%) for the first half of 1999 to (10%) for the first half of 2000. Cost of sales have resulted in negative gross profit margins because we have incurred additional costs to establish multi-shift production capabilities and a product mix that has been weighted towards lower margin products. In subsequent quarters, we expect improved gross margins because manufacturing efficiencies should improve at higher unit volumes and with a more favorable mix of higher margin products. However, future gross profit margins will depend primarily, among other things, on the pricing of our products, our ability to effectively use our manufacturing and plant capacity, and changes in our product lines and mix of products.

Research and product development expenses increased 47% from $0.8 million in the three-month period ended June 30, 1999 to $1.2 million in the three-month period ended June 30, 2000, and increased 21% from $1.8 million for the first half of 1999 to $2.2 million for the first half of 2000. These expenses increased as the level of product development activities increased over last year's levels and due to expenses related to the OraVescent clinical trial, which commenced late in the first quarter of 2000. We expect research and product development expenses to increase in subsequent quarters.

Selling, general and administrative expenses increased 16% from $0.8 million in the three-month period ended June 30, 1999 to $0.9 million in the quarter ended June 30, 2000, and increased 28% from $1.4 million for the first half of 1999 to $1.8 million for the first half of 2000. The increases are primarily due to marketing and related consulting costs associated with our business development efforts. We expect selling, general and administrative expenses to increase in subsequent quarters.


OTHER INCOME.
Other income increased from less than $0.1 million in the three-month period ended June 30, 1999 to $0.4 million in the three-month period ended June 30, 2000, and increased from less than $0.1 million in the first half of 1999 to $0.3 million in the first half of 2000. Other income consists primarily of interest income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. The increases in other income were due to higher balances of invested funds from the proceeds of our March 2000 private placement. In subsequent quarters, we expect interest income to decrease as we use the proceeds of our March 2000 private placement to complete plant improvements and additions over the next twelve months.

NET INCOME (LOSS).
Our net loss of $(0.4) million in the three-month period ended June 30, 1999 compares to net income of $0.4 million in the three-month period ended June 30, 2000, and our net loss of $(1.2) million for the first half of 1999 compares to net income of $0.1 million for the first half of 2000. Net operating results improved in the three and six-month periods ended June 30, 2000 due to increases in total revenues of 78% and 129%, respectively, compared to the same periods in 1999, while associated total operating expenses increased by 56% and 73%, respectively, compared to the same periods in 1999. Net income (loss) in 1999 is not directly comparable to 2000 due a change in accounting policy for up-front license fees resulting from the implementation of SAB 101 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through private and public sales of equity securities and revenues from product sales, product development fees and licensing revenue and royalties.

Net working capital increased from $2.2 million at June 30, 1999 to $20.7 million at June 30, 2000. The increase of $18.5 million is primarily due to the positive effect of a $3.5 million loan we received from AstraZeneca and from $19.4 million we received from the private placement of 1.1 million shares of common stock, which were partially offset by approximately $7.3 million in expenditures for capital improvements to our manufacturing facility. We invest excess cash in interest-bearing money market accounts and investment grade securities.

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

In March 2000, we issued 1.1 million shares of common stock through a private placement. We received approximately $19.4 million in net cash proceeds and are using the funds for capital additions to our manufacturing facility and for working capital.

We currently expect to spend approximately $6.0 to $8.0 million over the next 12 months to complete various manufacturing facility improvements, including construction of a coating unit and a second production line. We believe our cash and cash equivalents, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may elect to pursue additional financing at any time to more aggressively pursue development of new drug delivery technologies and expand manufacturing capacity beyond that currently planned. In addition, other factors that will affect future capital requirements and may require us to seek additional financing, include the level of expenditures necessary to develop new products or technologies, the progress of our research and product development programs, the need to construct a larger than currently anticipated manufacturing facility or to construct a new manufacturing facility at an alternative site to meet demand for our products, results of our collaborative efforts with current and potential pharmaceutical company partners, and the timing of and amounts received from future product sales, product development fees and licensing revenue and royalties. We cannot be sure that additional financing will be available to us or, if available, will be on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks
Not Applicable

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

The annual meeting of the shareholders of the Company was held on June 2, 2000. Two matters were submitted to the stockholders for approval: (1) the election of directors and (2) a proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company.

Four nominees, namely John M. Siebert, Ph.D., Terrence W. Glarner, Steven B. Ratoff, and Joseph R. Robinson, Ph.D., and were duly elected as directors of the Company until the next annual meeting of stockholders. Each nominee received at least approximately eighty-three percent of the votes cast in favor of his election. Further results of the voting were as follows:

                                        Votes Cast
                                         for the                Votes
Director                                 Director              Withheld
----------------------------         --------------     ------------------
John M. Siebert, Ph.D.                  9,099,223                 93,661
Terrence W. Glarner                     9,099,348                 93,536
Steven B. Ratoff                        9,126,848                 63,036
Joseph R. Robinson, Ph.D.               9,127,440                 65,444

The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company's stockholders. A total of 9,189,174 shares of the Company's common stock were voted in favor of the proposal, 2,410 shares of the Company's common stock were voted against the proposal and holders of 1,300 shares of the Company's common stock abstained from voting. The proposal to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-nine percent of the vote cast.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
EXHIBIT INDEX

------------------------ ---------------------------------------------------------------------- ---------------------
Exhibit Number           Description                                                            Method of Filing
------------------------ ---------------------------------------------------------------------- ---------------------
10.23                    Employment  Agreement,  dated June 30, 2000, between CIMA and John M.  Filed herewith
                         Siebert, Ph.D.
------------------------ ---------------------------------------------------------------------- ---------------------
10.24                    Development,  License and Supply  Agreement  by and between  CIMA and  Filed herewith
                         Schwarz Pharma, Inc. dated June 30, 2000
------------------------ ---------------------------------------------------------------------- ---------------------
27.1                     Financial Data Schedule - For SEC EDGAR filing                         Filed herewith

------------------------ ---------------------------------------------------------------------- ---------------------
99.1                     Risk Factors                                                           Filed herewith
------------------------ ---------------------------------------------------------------------- ---------------------

(b) Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        CIMA LABS INC.
                                                          Registrant


     Date  August 11, 2000               By           /s/ David A. Feste
           ---------------                            ------------------
                                                        David A. Feste
                                                    Chief Financial Officer
                                                   (principal financial and
                                                      accounting officer)