Form 10-Q
period 2000-09-30
CIMA LABS INC
filed 2000-11-13
CIK 833298

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

           Yes     [X]                    No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common Stock, $.01 par value                                   14,298,194
            ----------------------------                                   ----------
                       (Class)                                  (Outstanding at November 7, 2000)

                                      INDEX

                                 CIMA LABS INC.


                                                                                                Page No.
                                                                                                --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheets - September 30, 2000 and December 31, 1999.                                         3

Statements of Operations - Three months and nine months ended September 30, 2000 and
September 30, 1999.                                                                                4

Statements of Cash Flows - Nine months ended September 30, 2000 and September
30, 1999.                                                                                          5

Notes to Financial Statements.                                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.                              12

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative.

Item 6.  Exhibits and Reports on Form 8-K                                                          13

          Signature                                                                                14



CIMA and the CIMA logo are trademarks of CIMA LABS INC. All other trademarks used in this Quarterly Report on Form 10-Q are the property of their respective owners. We have registered "CIMA(R)," "CIMA LABS INC.(R)," and "OraSolv(R)" as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks "OraSolv SR(TM)," "DuraSolv(TM)," "PakSolv(TM)," "OraVescent SL/BL(TM)," and "OraVescent SS(TM)." "Triaminic(R)" and "Softchews(R)" are registered trademarks of Novartis. "Zomig(R)" and "Rapimelt(TM)" are trademarks of AstraZeneca. "Remeron(R)" and "Remeron" "SolTab(TM)" are trademarks of N.V. Organon. "Tempra(R)" is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. "FirsTabs(TM)" is a trademark of Bristol-Myers Squibb.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                 CIMA LABS INC.

                                                                           September 30,        December 31,
                                                                               2000                 1999
                                                                            (Unaudited)          (See note)
                                                                          ----------------     ----------------
     ASSETS
     Current assets:
        Cash and cash equivalents                                          $    7,888,503       $    2,480,698
        Available-for-sale securities                                           4,372,998                    -
        Accounts receivable, net                                                6,322,953            3,058,258
        Inventories, net                                                        1,587,898            2,772,429
        Prepaid expenses                                                          201,215               73,042
                                                                          ----------------     ----------------
     Total current assets                                                      20,373,567            8,384,427
     Other assets, net                                                            342,190              525,942
     Property and equipment:
        Property, plant and equipment                                          21,661,943           16,355,463
        Accumulated depreciation                                               (7,162,705)          (5,996,024)
                                                                          ----------------     ----------------
                                                                               14,499,238           10,359,439
                                                                          ----------------     ----------------
     Total assets                                                          $   35,214,995       $   19,269,808
                                                                          ================     ================

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable                                                  $       883,606       $    2,402,726
        Accrued expenses                                                        1,154,887            1,229,179
        Other current liabilities                                                 302,583              554,317
                                                                          ----------------     ----------------
     Total current liabilities                                                  2,341,076            4,186,222
     Long term debt                                                               101,401            3,509,660
                                                                          ----------------     ----------------
     Total liabilities                                                          2,442,477            7,695,882

     Stockholders' equity:
        Convertible preferred stock, $.01 par value; 50,000 shares
          authorized; none outstanding                                                  -                    -
        Common Stock, $.01 par value; 20,000,000 shares authorized;
          10,953,774 and 9,646,241 shares issued and outstanding at
          September 30, 2000 and December 31, 1999, respectively                  109,538               96,462
        Additional paid-in capital                                             77,874,422           57,454,661
        Accumulated deficit                                                   (45,211,442)         (45,977,197)
                                                                          ----------------     ----------------
                                                                               32,772,518           11,573,926
        Unrealized gain (loss) on available-for-sale securities                         -                    -
                                                                          ----------------     ----------------
     Total stockholders' equity                                                32,772,518           11,573,926
                                                                          ----------------     ----------------
     Total liabilities and stockholders' equity                            $   35,214,995        $  19,269,808
                                                                          ================     ================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS

                                 CIMA LABS INC.

                                                                   (Unaudited)                         (Unaudited)
                                                            For the Three Months Ended          For the Nine Months Ended
                                                        ----------------------------------- -----------------------------------
                                                         September 30,     September 30,     September 30,      September 30,
                                                             2000               1999              2000              1999
                                                        ----------------  ----------------- -----------------  ----------------
     Revenues:
       Net sales                                          $   3,195,075     $   2,030,918      $  9,291,430      $   3,464,780
       Product development fees and licensing                 1,983,676         2,005,000         6,374,889          5,387,605
       Royalties                                                187,500           171,869         1,166,500            365,836
                                                        ----------------  ----------------- -----------------  ----------------
     Total revenues                                           5,366,251         4,207,787        16,832,819          9,218,221
     Operating expenses:
       Cost of sales                                          2,692,746         2,487,735         9,417,960          5,455,989
       Research and product development                       1,267,697         1,217,316         3,484,806          3,044,285
       Sales, general and administrative                        996,202           681,834         2,845,044          2,125,432
                                                        ----------------  ----------------- -----------------  ----------------
     Total operating expenses                                 4,956,645         4,386,885        15,747,810         10,625,706
     Other income:
       Interest, net                                            220,360            (4,308)          502,906             23,680
       Other income (expense)                                    (6,982)            2,262           (22,824)            18,701
                                                        ----------------  ----------------- -----------------  ----------------
                                                                213,378            (2,046)          480,082             42,381
                                                        ----------------  ----------------- -----------------  ----------------
     Income (loss) before cumulative effect of a
       change in accounting principle                           622,984     $    (181,144)        1,565,091      $  (1,365,104)
     Cumulative effect of a change in accounting
       principle, net of income taxes                                 -                 -          (799,337)                 -
                                                        ----------------  ----------------- -----------------  ----------------
     Net income (loss)                                   $      622,984     $    (181,144)   $      765,754      $  (1,365,104)
                                                        ================  ================= =================  ================

     Net income (loss) per share:

       Basic
         Net income (loss) per share before cumulative
           effect of a change in accounting principle        $ .06            $ (.02)            $ .15             $ (.14)
         Net loss per share from the cumulative
           effect of a change in accounting principle          .00               .00              (.08)              .00
                                                        ----------------  ----------------- -----------------  ----------------
     Net income (loss) per basic share                       $ .06            $ (.02)            $ .07             $ (.14)
                                                        ================  ================= =================  ================
       Diluted
         Net income (loss) per share before cumulative
           effect of a change in accounting principle        $ .05           $ (.02)             $ .13             $ (.14)
         Net loss per share from the cumulative
           effect of a change in accounting principle          .00              .00               (.06)               .00
                                                        ----------------  ----------------- -----------------  ----------------
     Net income (loss) per diluted share                     $ .05           $ (.02)             $ .07             $ (.14)
                                                        ================  ================= =================  ================
     Weighted average of number of shares:
       Basic                                                 10,895,509         9,614,972        10,551,628          9,611,937
       Diluted                                               12,194,910         9,614,972        11,682,029          9,611,937
     Pro forma amounts assuming the
         accounting change is applied retroactively:
         Net income (loss)                               $      622,984       $    (5,292)    $   1,565,091        $  (627,337)
         Net income (loss) per diluted share             $          .05       $      (.00)    $         .13        $      (.07)

         Weighted average number of diluted shares           12,194,910         9,614,972        11,682,029          9,611,937

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                                 CIMA LABS INC.

                                   (Unaudited)

                                                                     For the Nine Months Ended
                                                                            September 30,
                                                               ---------------------------------------
                                                                     2000                 1999
                                                               -----------------    ----------------
OPERATING ACTIVITIES:

Net income (loss)                                                $     765,754      $    (1,365,102)
Adjustments to reconcile net income or loss to net
cash used in operating activities:
     Depreciation and amortization                                   1,253,517            1,310,124
     Loss on impairment of assets                                      400,000                   --
     Cumulative effect of change in accounting principle               799,337                   --
     Changes in operating assets and liabilities:
       Accounts receivable and current assets                       (3,392,837)             (34,554)
       Inventories                                                   1,184,531           (1,551,995)
       Accounts payable                                             (1,519,120)             988,589
       Accrued expenses and other                                     (407,122)             439,813
       Deferred revenue                                               (574,337)            (281,396)
                                                               -----------------    ----------------
Net cash provided by (used in) operating activities                 (1,490,277)            (494,521)

INVESTING ACTIVITIES:

   Purchases of property, plant and equipment                       (5,714,848)          (1,323,839)
   Patents and trademarks                                              (44,819)             (32,280)
   Purchases of available-for-sale securities                      (10,292,220)
   Proceeds from maturities of available-for-sale securities         5,919,222                   --
                                                               -----------------    ----------------
Net cash provided by (used in) investing activities                (10,132,665)          (1,356,119)

FINANCING ACTIVITIES:

   Stock option exercise proceeds                                    1,032,805               20,409
   Net proceeds from stock offerings                                19,400,000                   --
   Security deposits on leases                                         150,103                   --
   Notes payable                                                    (3,500,000)             335,377
   Payments on capital lease obligations                               (52,161)                  --
                                                               -----------------    ----------------
Net cash provided by (used in) financing activities                 17,030,747              355,786
                                                               -----------------    ----------------

Increase (decrease) in cash and cash equivalents                     5,407,805           (1,494,854)
Cash and cash equivalents at beginning of period                     2,480,698            2,722,590
                                                               -----------------    ----------------
Cash and cash equivalents at end of period                        $  7,888,503      $      1,227,736
                                                               =================    ================

                             See accompanying notes.

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

CIMA LABS INC. is a Delaware corporation that develops and manufactures fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, our leading proprietary fast-dissolve technologies, are oral dosage forms that dissolve quickly in the mouth without chewing or water. We currently manufacture and package six commercial products incorporating our proprietary fast dissolve technologies. Revenues are generated from the sale of products we manufacture, license agreements, product development fees and royalties.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K/A for the year ended December 31, 1999.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. REVENUE RECOGNITION

The Company recognizes revenue from product sales upon shipment; revenue from product development fees as services are rendered and as milestones are achieved; revenues from non-refundable up-front license fees are deferred and amortized over the related contract period; and revenues from royalties are accrued quarterly based on the sales made by a licensee.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that up-front license fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company implemented SAB 101 in its second quarter ending on June 30, 2000, retroactive to January 1, 2000. The Company reported a charge to earnings of $799,337 for the cumulative effect of change in accounting principle, which is included in income for the nine-month period ended September 30, 2000. The pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactively to prior periods.

For the nine months ended September 30, 2000, the Company recognized $799,337 in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the nine-month period ended September 30, 2000 was to increase income by $799,337.

4. CASH EQUIVALENTS AND INVESTMENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We invest our cash and cash equivalents in money market funds, investment grade commercial paper and United States government agency securities, including discount notes and U.S Treasury obligations. Our short-term investments consist of investment grade commercial paper and United States government agency securities, including discount notes and U.S Treasury obligations, with maturities ranging from three to nine months.

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

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive.



                                                Three Months Ended                      Nine Months Ended
                                       -------------------------------------   ----------------------------------
                                       September 30,        September 30,      September 30,    September 30,
                                            2000                  1999               2000            1999
                                       -----------------   -----------------   --------------   -----------------

Numerator:
   Net income (loss)                     $     622,984        $(181,144)            $765,754         $(1,365,104)
                                         -------------        ----------            --------         ------------
Denominator:
   Denominator for basic earnings
     (loss) per share - weighted
     average shares outstanding             10,895,509        9,614,972           10,551,628           9,611,937
   Effect of dilutive stock options          1,299,401               --            1,130,401                  --
                                         -------------        ---------           ----------           ----------
Denominator for diluted earnings
   (loss) per share - weighted
   average shares outstanding               12,194,910        9,614,972           11,682,029           9,611,937
                                         -------------        ----------            --------         ------------

Basic earnings (loss) per share          $         .06        $    (.02)          $      .07          $     (.14)
Diluted earnings (loss) per share        $         .05        $    (.02)          $      .07          $     (.14)


6. INVENTORIES

Inventories at September 30, 2000 and December 31, 1999 are summarized as follows:


                                                         September 30, 2000            December 31, 1999
                                                      --------------------------    -------------------------
Raw materials                                            $   1,587,627                $      916,259
Work in process                                                      -                        20,535
Finished products                                                  271                     1,835,635
                                                      --------------------------    -------------------------
                                                          $  1,587,898                 $   2,772,429
                                                      --------------------------    -------------------------

7. PRIVATE PLACEMENT OF COMMON STOCK

On March 17, 2000, we issued 1.1 million shares of Common Stock through a private placement. We received approximately $19.4 million in net cash proceeds.

8. SEGMENT INFORMATION

We operate within one business segment: the development and manufacture of fast-dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components: net sales of products utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. Less than 10 percent of our revenues are earned from activities conducted or products shipped outside the United States.

Revenues as a percentage of total revenues from major customers are as follows:

                                             For the Three Months Ended              For The Nine Months Ended
                                         -----------------------------------    ------------------------------------
                                        September 30,       September 30,       September 30,       September 30,
                                             2000                1999                2000                1999
                                        ----------------    ----------------    ----------------    ----------------
American Home Products                          3%                  5%                 10%                  2%
AstraZeneca                                    24                  18                  15                  22
Bristol-Myers Squibb                            4                   3                   3                   4
N.V. Organon                                   40                  19                  26                  26
Novartis                                       22                  46                  44                  36
Schwarz Pharma                                  2                   -                   -                   -
Other                                           5                   9                   2                  10
                                        ----------------    ----------------    ----------------    ----------------
Total                                         100%                100%                100%                100%
                                        ----------------    ----------------    ----------------    ----------------

The Company currently manufactures products utilizing its proprietary fast-dissolve technologies in two categories, branded prescription and over-the counter, and expects to manufacture generic prescription products in the future. The branded prescription category includes Remeron SolTab and Zomig Rapimelt. The over-the-counter category includes Triaminic and Tempra. Net sales by category from products manufactured and sold to pharmaceutical companies are as follows:

                                             For the Three Months Ended              For The Nine Months Ended
                                         -----------------------------------    ------------------------------------
                                        September 30,       September 30,       September 30,       September 30,
                                             2000                1999                2000                1999
                                        ----------------    ----------------    ----------------    ----------------
Branded prescription                        $ 2,193,501        $    142,722         $ 2,575,920        $    204,960
Over-the-counter                              1,001,574           1,888,196           6,715,510           3,259,820
Generic prescription                                  -                   -                   -                   -
                                        ----------------    ----------------    ----------------    ----------------
Total                                       $ 3,195,075         $ 2,030,918         $ 9,291,430         $ 3,464,780
                                        ----------------    ----------------    ----------------    ----------------

9. RECLASSIFICATIONS

Certain prior period balances have been reclassified in order to conform to the presentation for the three-month and nine-month periods ended September 30, 2000. These reclassifications have no impact on the net income (loss) or shareholders' equity as previously reported.

10. SUBSEQUENT EVENT

On November 7, 2000, we received cash proceeds, net of commissions and expenses, of approximately $150.3 million from the sale of 3,197,500 shares of common stock, including 247,500 shares from the exercise of the underwriters' over-allotment option, at an offering price of $50.00 per share. In addition, selling stockholders sold 195,000 shares into the offering as part of the underwriters' over-allotment option. We have invested the net offering proceeds in interest-bearing money market accounts, investment grade securities and United States government agency obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Risk Factors" filed as Exhibit 99.1 to this Form 10-Q and in our other filings with the SEC.

OVERVIEW

We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast dissolve technologies. We currently have collaborative agreements with six pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. We currently manufacture seven products, of which six are commercially available, using our fast dissolve technologies. These products include four formulations of Triaminic for Novartis, Tempra for Bristol-Meyers Squibb, Zomig for AstraZeneca and Remeron for Organon. We are also currently developing other drug delivery technologies. We operate within one business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies utilizing our proprietary fast dissolve technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us.

Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand by consumers for the products we produce, new product introductions, the seasonal nature of some of the products we produce to treat seasonal ailments, pharmaceutical company ordering patterns and our production schedules. Our ability to generate product sales and royalty revenues may be constrained by our manufacturing capacity. We expect our second production line, now being developed, to be operational in the second half of 2001. Revenues from product development fees and licensing revenue will fluctuate depending on, among other factors, the number of new collaborative agreements that we enter into, the number and timing of product development milestones that we achieve under collaborative agreements and the level of our development activity conducted for pharmaceutical companies.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenues. Our total revenues increased 28% from $4.2 million in the three-month period ended September 30, 1999 to $5.4 million in three-month period ended September 30, 2000, and increased 83% from $9.2 million in the first nine months of 1999 to $16.8 million in the first nine months of 2000. The increases are primarily due to higher sales volume based on shipments of products to our partners.

Revenues from net sales of products using our fast dissolve technologies increased 57% from $2.0 million in the three-month period ended September 30, 1999 to $3.2 million in the three-month period ended September 30, 2000, and increased 168% from $3.5 million in the first nine months of 1999 to $9.3 million in the first nine months of 2000. The increase for the three-months ended September 30, 2000 is primarily due to our initial shipment of launch supplies of Remeron SolTab to N.V. Organon, while the increase for the first nine-months of 2000 is primarily due to higher shipments of Triaminic to Novartis, Zomig Rapimelt to AstraZeneca, as well as Remeron Soltab. Triaminic sales to Novartis accounted for 71% of net sales of products for the nine-month period ended September 30, 2000, compared to 92% for the nine-month period ended September 30, 1999. Branded prescription product sales were $2.2 million and $2.6 million and over-the-counter product sales were $1.0 million and $6.7 million, respectively, for the three-month and nine-month periods ended September 30, 2000. The Company expects product sales in the fourth quarter to be comprised principally of branded prescription products.

Revenues from product development fees and licensing were unchanged at $2.0 million for the three-month periods ended September 30, 1999 and 2000, and increased 18% from $5.4 million for the first nine months of 1999 to $6.4 million for the first nine months of 2000. Licensing revenues in 1999 are not directly comparable to 2000 due to the change in accounting policy for up-front license fees resulting from the implementation of SAB 101, retroactive to January 1, 2000. Product development fees and licensing revenues for the three and nine-month periods include amortization of deferred revenue of $0.1 and $0.9 million, respectively. Product development fees and licensing revenues in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies and on expected FDA regulatory approvals.

Revenues from royalties were unchanged at $0.2 million for the three-month periods ended September 30, 1999 and 2000, and increased 219% from $0.4 million for the first nine months of 1999 to $1.2 million for the first nine months of 2000. Royalties from the European distribution of Zomig Rapimelt were lower than expected in the third quarter of 2000 due to a later than expected launching of the product in France, which has since occurred in the fourth quarter. The increase for the first nine months of 2000 is primarily due to increased sales of Triaminic by Novartis in the U.S., which was introduced in the second quarter of 1999, and sales of Zomig by AstraZeneca, which was introduced in several countries in Europe during the third quarter of 1999.

Cost of goods sold. Cost of sales increased 8% from $2.5 million in the three-month period ended September 30, 1999 to $2.7 million in the three-month period ended September 30, 2000, and increased 73% from $5.5 million for the first nine months of 1999 to $9.4 million for the first nine months of 2000. The increases are primarily due to higher Triaminic unit volumes being manufactured and shipped to Novartis, initial shipments of Remeron to N.V. Organon and costs incurred to establish multi-shift production capabilities. We expect cost of sales to increase as a result of expected unit volume increases in subsequent quarters.

Gross profit margins on product sales were a positive 16% and negative (1)% for the three and nine-month periods ended September 30, 2000, respectively, compared to a negative (23)% and negative (57)% for the three and nine-month periods ended September 30, 1999, respectively. Gross profit margins improved because the mix of products we manufactured included a larger proportion of higher margin branded prescription products and improved manufacturing efficiencies. Future gross profit margins will depend primarily, among other things, on the pricing of our products, our ability to effectively use our manufacturing and plant capacity, and changes in our product lines and mix of products.

Research and product development expense. Research and product development expenses increased 4% from $1.2 million in the three-month period ended September 30, 1999 to $1.3 million in the three-month period ended September 30, 2000, and increased 14% from $3.0 million for the first nine months of 1999 to $3.5 million for the first nine months of 2000. These expenses increased as the level of product development activities increased over last year's levels and due to expenses related to a clinical trial of our OraVescent technology, which was completed in the third quarter of 2000. We expect research and product development expenses to increase in subsequent quarters as we continue to develop our drug delivery technologies.

Selling, general and administrative expense. Selling, general and administrative expenses increased 46% from $682,000 in the three-month period ended September 30, 1999 to $996,000 in the quarter ended September 30, 2000, and increased 34% from $2.1 million for the first nine months of 1999 to $2.8 million for the first nine months of 2000. The increases are primarily due to marketing and related consulting costs associated with our business development efforts, and hiring costs associated with increased staffing. We expect selling, general and administrative expenses to increase in subsequent quarters to support our expected increased production levels and business activity.

Other income, net. Other expense was $(2,000) in the three-month period ended September 30, 1999 compared to other income of $213,000 in the three-month period ended September 30, 2000, and other income increased from $42,000 in the first nine months of 1999 to $480,000 in the first nine months of 2000. Other income consists primarily of interest income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. We expect interest income to increase due to higher levels of cash available for investment, as a result of the completion of our public offering.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through private and public sales of equity securities and revenues from product sales, product development fees and licensing revenue and royalties.

Net working capital increased from $4.2 million at December 31, 1999 to $18.0 million at September 30, 2000. The increase of $13.8 million is primarily due to the positive effect of $19.4 million we received from the private placement sale of 1.1 million shares of common stock, which was partially offset by $5.7 million in expenditures for capital improvements to our manufacturing facility and by the $3.5 million repayment of a long-term debt obligation to AstraZeneca. We invest excess cash in interest-bearing money market accounts and investment grade securities.

In December 1999, we received a $3.5 million unsecured loan from AstraZeneca. We repaid the loan, with accrued interest of $153,000, in September 2000 and obtained a release from AstraZeneca of all further liabilities and obligations under the agreement related to the loan.

In March 2000, we raised approximately $19.4 million in net cash proceeds from the sale of 1.1 million shares of common stock through a private placement. During October 2000, we announced a public offering of common stock. The public offering, completed in November 2000, raised approximately $150.3 million in net cash proceeds from the sale of 3,197,500 shares by the CIMA. Selling stockholders sold 195,000 shares into the public offering. The net cash proceeds of the November 2000 follow-on offering will be reflected in our financial statements for the year ended December 31, 2000.

We currently expect to spend approximately $6.0 to $8.0 million over the next nine months to complete various improvements to our Eden Prairie manufacturing facility, including construction of a second production line. During the next twelve months, we also expect to commence and complete the feasibility and site planning for a second manufacturing and distribution facility. We expect the second manufacturing and distribution facility to be operational in 2003. We intend to use up to $50.0 million of the net proceeds from our recently completed public stock offering for capital improvements to meet future manufacturing requirements. We expect these capital expenditures to include the improvements to our existing manufacturing facility and the completion of a second manufacturing and distribution facility, both referred to above. In addition, we expect to fund additional product development activities related to our OraVescent technology, as well as to acquire new technologies. We believe that our cash and cash equivalents and marketable securities, together with expected revenues from operations and the $150.3 million in net cash proceeds from the recently completed public offering, will be sufficient to meet our anticipated capital requirements for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Not Applicable

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit Number      Description                                                               Method of Filing
--------------      -----------                                                               ----------------
10.25               Employment  Agreement,  dated August 23, 2000, between CIMA and John      Filed herewith
                    Hontz, Ph.D.
10.26               Development,  License and Supply  Agreement  by and between CIMA and      Filed herewith
                    Schwarz Pharma, Inc. dated September 29, 2000 *
27.1                Financial Data Schedule - For SEC EDGAR filing                            Filed herewith
99.1                Cautionary Statements                                                     Filed herewith

* Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CIMA LABS INC.

                                                Registrant

Date  November 10, 2000        By             /s/ David A. Feste
                                              ------------------
                                              David A. Feste
                                          Chief Financial Officer
                                    (principal financial and accounting
                                                 officer)