Form 10-K405
period 2000-12-31
CIMA LABS INC
filed 2001-03-27
CIK 833298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 22, 2001 was $471,492,004. Common stock outstanding at March 22, 2001 was 14,515,151 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's Annual Meeting of Stockholders to be held on May 11, 2001 are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

                                     PART I.

FORWARD-LOOKING STATEMENTS

         We make many statements in this Annual Report on Form 10-K under the captions Business, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Factors That Could Affect Future Results and elsewhere, which are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend and plan and similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in Factors That Could Affect Future Results and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

         These forward-looking statements include statements relating to the timing of the operation, and potential capacity, of our second production line; expected growth in product sales in 2001; the expected construction of a second manufacturing facility; future expense levels; the timing of availability of products; expected demand for products using our technologies and the adequacy of our production capacity; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

         Information regarding market and industry statistics contained in the Business section is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of economic analysis. We have not reviewed or included data from all sources and cannot assure you of the accuracy of the data we have included.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

         We were incorporated in Delaware in 1986. Our executive offices are located at 10000 Valley View Road, Eden Prairie, Minnesota 55344-9361. Our telephone number is (952) 947-8700 and our web site is www.cimalabs.com. The information on our website is not incorporated into and is not intended to be a part of this report. Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "CIMA" in this Form 10-K relate to CIMA LABS INC.

         CIMA and the CIMA logo are trademarks of CIMA. All other trademarks used in this report are the property of their respective owners. We have registered "CIMA(R)," "CIMA LABS INC.(R)," and "OraSolv(R)" as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks "OraSolvSR(TM)," "DuraSolv(TM)," "PakSolv(TM)," "OraVescent(TM)SL/BL" and "OraVescent(TM)SS." "Triaminic(R)" and "Softchews(R)" are trademarks of Novartis. "Zomig(R)," "Zomig-ZMT(TM)" and "Rapimelt(TM)" are trademarks of AstraZeneca. "Remeron(R)" and "SolTab(TM)" are trademarks of Organon. "Tempra(R)" is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. "FirsTabs(TM)" is a trademark of Bristol-Myers Squibb. "NuLev(TM)" is a trademark of Schwarz Pharma.

         We develop and manufacture fast dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, our proprietary fast dissolve technologies, are oral dosage forms that dissolve quickly in the mouth without chewing or the need for water. We currently manufacture five pharmaceutical brands utilizing our DuraSolv and OraSolv fast dissolve technologies: three prescription brands and two over-the counter brands. These brands include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Myers Squibb, Zomig-ZMT and its equivalent for the European market, Zomig Rapimelt, for AstraZeneca, Remeron SolTab for Organon and NuLev for Schwarz Pharma. The FDA is currently reviewing American Home Products' regulatory submission for a product we developed, an orally disintegrating dosage form of loratadine.

         We believe that the attributes of our OraSolv and DuraSolv fast dissolve technologies may enable consumers in certain age groups or with limited ability to swallow conventional tablets to receive medication in an oral dosage form that is more convenient than traditional tablet-based oral dosage forms. Both OraSolv and DuraSolv technologies are capable of incorporating taste masked active drug ingredients into tablets that have the following potential benefits:

       - ease of administration;
       - improved dosing compliance; and
       - increased dosage accuracy compared to liquid formulations.

         We generate revenue from net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us.

         Our proprietary technologies enable our pharmaceutical company partners to differentiate their products from competing products. In addition to providing a competitive advantage in the marketplace, our proprietary technologies also may enable our pharmaceutical company partners to extend the product life cycles of their patented drug compounds beyond existing patent expiration dates. Our technologies may also provide benefits to the healthcare system more generally. For example, improved compliance can enhance therapeutic outcomes and potentially reduce overall costs. We currently have collaborative agreements with American Home Products, AstraZeneca, Bristol-Myers Squibb, Organon, Novartis and Schwarz Pharma.

         In addition to our proprietary OraSolv and DuraSolv fast dissolve technologies, we are developing several new drug delivery technologies. Sustained release technology, which adds sustained release properties to the fast dissolve and taste masking attributes available with our DuraSolv and OraSolv technologies. We also are developing new OraVescent drug delivery technologies that include OraVescent SL for drug delivery under the tongue and OraVescent BL for drug delivery between the gum and the cheek. An additional technology, OraVescent SS, is designed for site-specific administration, which may allow for an active drug ingredient to be transported to a specific part of the gastrointestinal tract where it is released for absorption. We designed our OraVescent technologies to improve the transport of poorly absorbed active drug ingredients across mucosal membranes in the oral cavity or the gastrointestinal tract.

INDUSTRY OVERVIEW

DRUG DELIVERY METHODS

         Historically, pharmaceutical products were available primarily through two delivery methods, oral dosage forms or injections. Recently, drug delivery technologies have been developed for the enhanced delivery of a variety of therapeutic compounds, improving safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be used to expand markets for existing products, as well as to develop new products. Industry sources have estimated the total sales of branded products using drug delivery technologies to be $40 billion in 1998, of which approximately $22 billion were derived from orally administered drugs. These sources also predict that the drug delivery market will grow at a compound annual growth rate of 10% per year over the next five years.

         Fast dissolve technology has recently emerged as an important type of drug delivery technology that enables tablets to dissolve quickly in the mouth without the use of water or chewing. Children and the elderly, as well as others with certain physiological or medical conditions, frequently experience difficulty in swallowing tablets. Although fast dissolve does not generally affect speed of absorption, it may improve compliance with a prescribed drug regimen, as fast dissolve medications are easier to swallow and may taste better than non-taste masked alternatives. In addition, fast dissolve technology may improve dosing accuracy relative to liquid formulations. Finally, and most importantly, fast dissolve technology may provide a significant commercial benefit, as studies we have conducted indicate that people often prefer it to conventional tablets and other formulations.

TRENDS AFFECTING THE DRUG DELIVERY INDUSTRY

         Several significant trends in the health care industry have important implications for drug delivery companies. These trends include:

         Drug Patent Expirations. Over the next five years, a number of branded drugs with total 1999 sales exceeding $25 billion will lose patent protection. In order to maintain their revenues, large pharmaceutical companies will seek to defend against generic competition by enhancing existing drug products with drug delivery technologies. These enhancements may include increased efficacy, reduced side effects and more convenient administration. We believe that pharmaceutical companies will use drug delivery systems to preserve or increase market share, enhance therapeutic performance and, in some cases, extend product life cycles.

         Direct-to-Consumer Marketing. Pharmaceutical companies spent an estimated $2 billion in the U.S. on direct-to-consumer marketing and promotion of prescription medications in 1999 and are expected to increase that spending to approximately $6 billion annually by 2005. We believe that the significant trend towards direct-to-consumer marketing may focus consumers on patient-friendly pharmaceutical products, including products that incorporate innovative drug delivery technologies, such as fast dissolve. This focus may encourage pharmaceutical companies to develop products incorporating these technologies.

         Influence of Managed Care. Many managed care plans and other insurers actively manage the costs of prescription drugs for their clients by monitoring patient dosing compliance as well as the efficacy, quality and cost of medications. Payors have demonstrated acceptance of drug delivery technologies, such as fast dissolve and taste masking, that improve patient compliance.

OUR ORAL DRUG DELIVERY PRODUCTS AND TECHNOLOGIES

         Our proprietary products and technologies focus on innovative oral drug delivery methods that meet the needs of consumers for convenient and effective medications and the needs of pharmaceutical companies for differentiated products and accurate dosing methods. Our most developed technologies are our OraSolv and DuraSolv fast dissolve drug delivery technologies. We have developed all of our fast dissolve technologies internally. We currently manufacture five pharmaceutical brands incorporating our proprietary fast dissolve technologies, of which three products use our OraSolv technology and two products use our DuraSolv technology. We have entered into collaborations with pharmaceutical companies to develop two additional products incorporating our DuraSolv technology, including one with sustained release properties. We are also developing innovative transmucosal oral drug delivery technologies. These technologies include OraVescent SL for drug delivery under the tongue, OraVescent BL for drug delivery between the gum and the cheek and OraVescent SS for swallowable site-specific drug delivery in the gastrointestinal tract.

FAST DISSOLVE TECHNOLOGIES

         Our two primary fast dissolve oral drug delivery technologies are OraSolv and DuraSolv. Our OraSolv technology incorporates active drug ingredients in lightly compacted fast dissolve tablets. The low level of compaction pressure applied to OraSolv tablets allows larger amounts of taste masked active drug ingredients to be compressed into the tablets without damage to the taste masked active drug ingredients. The low level of compaction pressure applied to OraSolv tablets also allows for a minimal portion of the tablet's contents to be dedicated to effervescent and other fast dissolve agents, providing OraSolv tablets with the capacity for high doses of taste masked active ingredients. Our DuraSolv technology uses higher compaction pressures to produce fast dissolve tablets incorporating active drug ingredients in a more durable fast dissolve tablet. Due to their greater durability, DuraSolv tablets are easier to handle and package, and may have a lower cost to produce, than OraSolv tablets. DuraSolv is best suited for applications involving low doses of active drug ingredients.

               OraSolv. Our OraSolv technology is an oral dosage form that combines taste masked drug ingredients with a fast dissolving, low-effervescence system. The OraSolv tablet dissolves quickly in the mouth without chewing or the need for water. We have developed and manufacture several important OraSolv formulations, which include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Myers Squibb and Remeron SolTab for Organon.

         To create our fast dissolving tablets, we combine the taste masked active drug ingredients with fast dissolving tablet materials, which can include a variety of flavoring, coloring and sweetening agents, all of which are generally recognized as safe materials, and commonly used tablet ingredients, such as binding agents and lubricants. We add an effervescent system, composed of a dry acid and a dry base, to the tablet formulation to cause a mild effervescent reaction when the tablet contacts saliva. This reaction accelerates the disintegration of the tablet through the release of carbon dioxide. As our OraSolv tablet dissolves, it releases the coated particles of the drug into the saliva, forming a suspension of the drug in the saliva, which is then swallowed.

         We mask the taste of the active drug ingredients in our OraSolv products to prevent or minimize unpleasant tastes. The active drugs are taste masked using a variety of coating techniques. The coating materials prevent the active drug substance in the OraSolv tablet from contacting the patient's taste buds, and provide for the immediate or controlled release of the active ingredient in the stomach. The taste masking process is effective with a wide variety of active ingredients, in both prescription and non-prescription products.

         DuraSolv. The fast dissolve, taste masking and sustained release attributes of OraSolv are also available with our DuraSolv technology. DuraSolv is a fast dissolve oral dosage system that we designed to improve manufacturing efficiency and reduce production costs. DuraSolv is a higher compaction, more durable, solid oral dosage system formulated to achieve the primary benefits of the OraSolv fast dissolve dosage form. However, DuraSolv is capable of being packaged in conventional packaging such as foil pouches or bottles at much higher production rates and with lower packaging costs. DuraSolv is an appropriate technology for drug products requiring lower levels of active drug ingredient. Consumer testing by us and our pharmaceutical company partners has demonstrated high acceptability of this technology. We were granted a U.S. patent for the DuraSolv technology in 2000.

         We have developed and manufacture several important DuraSolv formulations, which include Zomig-ZMT and Zomig Rapimelt for AstraZeneca and Nulev for Schwarz Pharma. In addition, we are currently developing DuraSolv formulations of new products for American Home Products and Schwarz Pharma.

         Sustained Release. Our OraSolv and DuraSolv technologies may be combined with a sustained release formulation to extend the period of an active drug ingredient's effectiveness. We incorporate time-release beads into our tablets, to provide the benefits of a sustained release of an active drug ingredient with the improved convenience of a fast dissolve dosage form. To date, we have not commercialized a product incorporating our sustained release technology.

         PakSolv. PakSolv is our proprietary packaging system for soft, brittle tablets. PakSolv is a light and moisture-proof packaging system that is used for all of our OraSolv products. The U.S. Patent and Trademark Office has issued one patent and has allowed claims on one patent application for our PakSolv packaging system.

TRANSMUCOSAL TECHNOLOGIES

         Our OraVescent technologies are based on an enhanced-absorption oral drug delivery system intended to improve the transport of active drug ingredients across mucosal membranes. These technologies may improve the bioavailability, and accelerate the onset of action, of some drugs. We have conducted two studies in humans. Our first study in humans compared our OraVescent BL formulation to a similar formulation without the absorption enhancing characteristics and to a currently marketed formulation of the same active drug ingredient. We believe the preliminary results from our first study in humans demonstrates OraVescent BL's superior absorption characteristics across mucosal membranes when compared to the other two formulations. Our second study in humans compared our OraVescent SL formulation using the same active drug ingredient we used in our first study in humans. We believe the preliminary results from the second study may demonstrate a quicker onset of action with OraVescent SL when compared to an OraVescent BL formulation using the same active drug ingredient. We expect to perform additional studies in humans and animals in 2001 using the same active drug ingredient, as well as other active drug ingredients. We have applied for several U.S. and foreign patents for our OraVescent technologies. We have received two notices of allowance with respect to a U.S. patent application for our OraVescent technologies.

BUSINESS STRATEGY

         Our objective is to become a leader in fast dissolve and other innovative oral drug delivery technologies. Our strategy to achieve this objective incorporates the following principal elements:

         Partner with pharmaceutical companies to market our technologies. We pursue collaborative relationships that leverage the sales and marketing capability of our pharmaceutical company partners, allowing us to focus on technology development and manufacturing. We believe that pharmaceutical companies are attracted to our technologies for their significant advantages over our competition. Those advantages include excellent taste masking, applicability to a wide range of pharmaceutical compounds, lower product cost, enhanced convenience and other patient benefits. Our technologies also may enable pharmaceutical companies to differentiate their products in the market, facilitating the extension of product life cycles. By demonstrating the advantages and benefits of our technologies through our collaborations with leading pharmaceutical companies, we intend to establish our technology as the preferred fast dissolve drug delivery solution.

         Maximize the value of OraSolv and DuraSolv fast dissolve technologies. We leverage our technologies by actively identifying and marketing to pharmaceutical companies whose prescription products would benefit by incorporating our fast dissolve technologies. We believe there are a large number of pharmaceutical products that could benefit from our technologies. At times, in an effort to expand the market for our technologies, we develop what we believe will be promising applications using active ingredients that have already been successfully marketed by leading pharmaceutical companies.

         When these development efforts produce positive results, we market the new formulation to the pharmaceutical companies.

         Develop and commercialize new, innovative drug delivery technologies. We intend to develop new drug delivery technologies based on our expertise in fast dissolve, taste masking and sustained release technologies. Our OraVescent technology represents an extension of this expertise, and we will continue to develop this and other novel drug delivery technologies. We also intend to acquire or license attractive new technologies as we encounter such opportunities. In addition, we will seek patents and other intellectual property protection to ensure our ability to commercialize new technologies as we develop them.

         Enhance and expand our manufacturing capabilities. In an effort to control our technologies and the quality of our products, we manufacture all of our products internally. We are currently adding a second manufacturing line to our Eden Prairie facility in order to meet production requirements for our current pharmaceutical company partners. On the basis of expected future partnerships and associated volume requirements, we plan to develop a second state-of-the-art manufacturing plant. Adding a second manufacturing site will help mitigate manufacturing risks and will enhance our ability to market to potential pharmaceutical company partners desiring dual-site production.

AGREEMENTS WITH PHARMACEUTICAL COMPANY PARTNERS

         Our business development efforts focus on entering into development, licensing and manufacturing supply agreements with pharmaceutical companies. Our agreements provide that the collaborating pharmaceutical company is responsible for marketing and distributing the developed products either worldwide or in specified markets or territories. Our collaborative agreements typically begin with a product prototyping phase. If successful, this phase may be followed by an agreement to complete development of the product. We subsequently enter into license and manufacturing supply agreements to commercialize the product. In some cases, we may develop product prototypes internally and enter directly into development, manufacturing or license agreements for commercialization of those products.

         We currently have development and license agreements with six pharmaceutical company partners. In each of these agreements, we have received an up-front fee, which is a non-refundable payment for future product development activities. We have also received milestone and development payments under each of these agreements for achieving certain product development milestone events and for completing certain predetermined product development activities, as defined in the agreements. In the aggregate for all of our agreements with pharmaceutical companies, we were paid approximately $9.9 million, $8.1 million and $6.3 million in 2000, 1999 and 1998, respectively, for up-front fees, milestone and development payments and royalties.

         We have manufacturing supply agreements in place with Organon for Remeron SolTab, Novartis for Triaminic, American Home Products for loratadine and Schwarz Pharma for NuLev and an undisclosed product and we are negotiating manufacturing supply agreements with AstraZeneca for fast dissolve dosage forms of Zomig. We do not have a manufacturing supply agreement with Bristol-Myers Squibb for Tempra. Generally, the supply agreements define the terms by which we will manufacture and release for shipment a product for a pharmaceutical company partner and the obligations both parties have relating to payment for products and services, as well as defining the process of communicating and agreeing to expected production requirements and other economic terms for product supply. These agreements have varying terms of duration ranging from three to 10 years. In general, our pharmaceutical company partners direct our production and shipments. In the pharmaceutical industry, parties to manufacturing supply agreements, generally consider these arrangements long-term due to the complexity and lead-time required to qualify a new manufacturer with the FDA. The qualification of a new manufacturer can take up to a year while the new manufacturer completes scale-up, produces validation lots and implements stability programs. We do not consider the backlog for our products to be significant.

         We currently manufacture five pharmaceutical brands using our fast dissolve technologies for five major pharmaceutical company partners. Revenues from sales of our products were approximately 56%, 36% and 14% of our total revenue in 2000, 1999 and 1998, respectively. Our revenue also includes product development fees and licensing revenue for development activities, which were approximately 37%, 58% and 81% of our total revenue in 2000, 1999 and 1998, respectively. We also receive revenue from royalties on product sales, which were approximately 7%, 5% and 5% of our total revenue in 2000, 1999 and 1998. Less than 10% of our total revenues in 2000, 1999 and 1998 were derived from activities outside the U.S.

         The table below sets forth the partner, product brand name or active ingredient, therapeutic application, technology and current status for each of our major collaborative agreements.


                                      PRODUCT
                                    BRAND NAME
        PHARMACEUTICAL               OR ACTIVE           THERAPEUTIC                                  CURRENT
       COMPANY PARTNER              INGREDIENT           APPLICATION           TECHNOLOGY             STATUS
------------------------------- -------------------- -------------------- --------------------- --------------------

American Home Products          Loratadine           Non-sedating         DuraSolv              Regulatory
                                                     antihistamine                              submission
                                                                                                accepted by the FDA


AstraZeneca                     Zomig-ZMT and        Anti-migraine        DuraSolv              Approved for
                                Rapimelt                                                        marketing in the
                                                                                                U.S. and
                                                                                                commercially
                                                                                                available in Europe


Bristol-Myers Squibb            Tempra FirsTabs      Pediatric pain       OraSolv               Commercially
                                                     reliever                                   available in Canada


Organon                         Remeron SolTab       Anti-depression      OraSolv               Commercially
                                                                                                available in the
                                                                                                U.S.


Novartis                        Triaminic Softchews  Pediatric            OraSolv               Commercially
                                                     cold, cough and                            available in the
                                                     allergy                                    U.S. and Canada


Schwarz Pharma                  1) NuLev             1) Gastrointestinal  1) DuraSolv           1) Commercially
                                                                                                available in the
                                                                                                U.S.

                                2) Undisclosed       2) Undisclosed       2) DuraSolv,          2) In development
                                Product                                   sustained release

AMERICAN HOME PRODUCTS

         In January 2000, we entered into an exclusive development and license agreement and a supply agreement with an affiliate of American Home Products for a fast dissolve formulation of loratadine, a prescription non-sedating antihistamine product. Loratadine is the active drug compound in Claritin and Claritin RediTabs, for which Schering Corporation has a U.S. patent that is scheduled to expire in 2002. The FDA granted Schering market exclusivity for six months beyond June 2002 and Schering is seeking an extension of its patent. American Home Products is expected to market our DuraSolv formulation of loratadine as a generic alternative to Claritin RediTabs in 2003, unless Schering is successful in its efforts to secure extended exclusive rights to market Claritin. Based on the anticipated life of our patents, we expect the development and license agreement to expire in the U.S. market in 2018. The supply agreement expires on the tenth anniversary of the first commercial shipment of product. However, either agreement may be terminated by American Home Products after a six month notice or by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 60 days. Under the development and license agreement, we receive development and milestone payments upon achieving specific milestones and will receive royalties on any sales of the prescription product. Under the supply agreement, we receive payments based on our costs of manufacturing the products. The U.S. regulatory submission for our DuraSolv formulation of loratadine was accepted for filing by the FDA in the second quarter of 2000. For the three years ending December 31, 2000, we received approximately $2.6 million in up-front fees, milestone and development payments from American Home Products. Revenues from American Home Products represented 7% of total revenues in 2000.

ASTRAZENECA

         In September 1997, we entered into a development and license option agreement with an affiliate of AstraZeneca to develop a fast dissolve formulation of AstraZeneca's prescription anti-migraine drug, Zomig. Under the agreement, we received product development and option fees. The development and license option agreement terminated in May 1999 when we entered into a definitive global license agreement with an affiliate of AstraZeneca. Under the license agreement, which is exclusive for the class of anti-migraine compounds of which Zomig is a member, we receive license and product development fees, payments upon achieving specific milestones, and royalties on any sales of the prescription product. Based on the anticipated life of our patents, we expect the license agreement to expire for the U.S. market in 2018. However, the license agreement may be terminated by AstraZeneca after a notice of 180 days or by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 30 days. In addition, we have the right to terminate the license agreement if AstraZeneca fails to meet certain regulatory and commercialization obligations. Upon the failure of AstraZeneca to meet minimum sales requirements, or to pay the difference between the royalty amount due on the minimum sales requirement and the royalty amount due on actual sales, we may convert AstraZeneca's exclusive license into a non-exclusive license. In June 1999, AstraZeneca received its first European regulatory approval for Zomig Rapimelt, our DuraSolv formulation of AstraZeneca's Zomig (zolmitriptan) tablets. In September 1999, AstraZeneca launched Zomig Rapimelt in Europe and it is currently marketed in fourteen European countries. In February 2001, AstraZeneca received FDA approval to market Zomig-ZMT, our DuraSolv formulation of Zomig (zolmitriptan) tablets. AstraZeneca is expected to commence U.S. marketing in the second quarter of 2001. For the three years ending December 31, 2000, we received approximately $6.5 million in net sales of products, up-front fees, milestone and development payments from AstraZeneca. Revenues from AstraZeneca represented 13% of total revenues in 2000. We are currently negotiating a supply agreement with AstraZeneca.

BRISTOL-MYERS SQUIBB

         In June 1997, we signed a multi-country, non-exclusive license agreement with Bristol-Myers Squibb, covering multiple products to be developed using the OraSolv technology. We began manufacturing commercial quantities of the OraSolv dosage form of Tempra, Bristol-Myers Squibb's pediatric pain reliever, in 1997. Mead Johnson, an affiliate of Bristol-Myers Squibb, introduced Tempra in Canada during 1997. During 1998, Bristol-Myers Squibb decided to discontinue marketing Tempra in the U.S., but expects to continue marketing Tempra in Canada through Mead Johnson. In the fourth quarter of 1998, the license agreement was amended to return to us the rights to pediatric pain relievers in the U.S. The license agreement provides that upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days, either party may terminate the agreement. In November 2000, we agreed with Bristol-Myers Squibb to amend the June

1997 license agreement again. The amendment provides that Bristol-Myers Squibb may not terminate the license agreement before December 31, 2005, and afterwards may terminate for any reason by giving us 60 days written notice and paying us any royalty payments accruing through the termination date. We expect to continue to receive at least minimum royalty payments in connection with sales in Canada through 2005. For the three years ending December 31, 2000, we received approximately $1.8 million in net sales of products, development payments, and royalties from Bristol-Myers Squibb. Revenues from Bristol-Myers Squibb represented 3% of total revenues in 2000.

ORGANON

         In December 1998, we entered into a development and license option agreement with Organon, the pharmaceuticals business unit of Akzo Nobel. In December 1999, after expiration of the development and license option agreement, we entered into an exclusive license agreement with Organon International and Organon for an OraSolv formulation of Remeron, a prescription anti-depression product. The license agreement expires upon expiration of all patents covered under the agreement. Based on the anticipated life of our existing patents, we expect the license agreement to expire in the U.S. market in 2010. The agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 90 days. We signed a supply agreement with Organon Inc. in February 2001, which has an initial term of five years. Under the license agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and royalties on any sales of the prescription product. In January 2001, Organon Inc. received FDA approval to market Remeron SolTab. In February 2001, Organon announced the U.S. market launch of Remeron SolTab and its agreement with Solvay Pharmaceuticals to co-promote this product through their respective sales forces. For the three years ending December 31, 2000, we received approximately $10.9 million in net sales of products, up-front fees, milestone and development payments from Organon. Revenues from Organon represented 33% of total revenues in 2000.

NOVARTIS

         In November 1997, we entered into a development and license option agreement with Novartis Consumer Health, Inc. that covers the use of OraSolv technology with the Novartis Triaminic non-prescription pediatric cold, cough and allergy product line. We received option and product development fees in exchange for the license option and development work. In July 1998, after expiration of the development and license option agreement, we signed a license and a supply agreement with Novartis which is exclusive for pediatric cold, cough and allergy in the U.S. and Canada. The supply agreement includes an option for Novartis to manufacture the product itself or through a third party. The license agreement expires on a country-by-country basis upon the later of January 12, 2010 or the expiration of all patents covered by the agreement. Based on the anticipated life of our patents, we expect the license agreement to expire in the U.S. market in 2010. The initial term of the supply agreement expires in June 2001, which automatically renews for periods of one year, unless Novartis gives us notice of termination within six months of the expiration date. Either agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 90 days for the license agreement or within 60 days for the supply agreement. In addition, Novartis may terminate the license agreement on or after July 1, 2003, after giving us a notice of nine months and paying us a termination fee of $200,000 plus all accrued amounts owed to us under the agreement. We received product development and milestone payments upon achieving specific milestones under the agreement, and will receive royalties on any sales of Triaminic products. Novartis launched three Triaminic products nationally in July 1999, launched a fourth Triaminic product during the third quarter of 2000 and is expected to launch three new Triaminic products during the second half of 2001. For the three years ending December 31, 2000, we received approximately $16.6 million in net sales of products, up-front fees, milestone and development payments, and royalties from Novartis. Revenues from Novartis, which were principally product sales, represented 36% of total revenues in 2000.

SCHWARZ PHARMA

         In June 2000, we entered into an exclusive development, license and supply agreement with Schwarz Pharma, Inc. to develop and manufacture NuLev, our DuraSolv formulation of a hyoscyamine sulfate prescription product, which is indicated for irritable bowel syndrome. Under the agreement, we also granted Schwarz an option that, if exercised before December 31, 2001, requires us to collaborate with Schwarz to develop one additional product. Schwarz Pharma exercised this option in September 2000, and we entered into a second exclusive development, license and supply agreement to develop and manufacture a new DuraSolv formulation for an undisclosed prescription product with sustained release properties. Upon the failure of Schwarz Pharma to meet minimum sales requirements under either the June or September 2000 agreements, we may convert Schwarz Pharma's exclusive license into a non-exclusive license. Based on the anticipated life of our patents, we expect the agreement to expire in the U.S. in 2018. However, the agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. Under the agreement, we will receive milestone payments upon achieving specific milestones and will receive manufacturing revenue and royalties on sales of the prescription product. A U.S. regulatory submission for NuLev and for our DuraSolv formulation for an undisclosed prescription product is not required. Schwarz Pharma commenced the U.S. marketing launch of NuLev in March 2001. For the three years ending December 31, 2000, we received approximately $1.4 million in net sales of products, up-front fees, milestone and development payments from Schwarz Pharma. Revenues from Schwarz Pharma represented 6% of total revenues in 2000.

INTELLECTUAL PROPERTY

         We actively seek, when appropriate, to protect our products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. We hold eight issued U.S. patents and 14 issued foreign patents covering our technologies. The core U.S. and European patents relate to our fast dissolve and taste masking technologies. We also have over 40 U.S. and foreign patent applications pending.

         A description of our issued U.S. patents and their dates of expiration are set forth in the table below. The majority of these patents are composition-of-matter patents. The actual scope of coverage for a patent is governed by the specific claims applicable to the patent. The descriptions set forth below are intended solely to identify patents relevant to various technologies and are not intended to represent the scope of these patents.



                                                                                             EXPIRATION DATE

                                 PATENTED TECHNOLOGIES
----------------------------------------------------------------------------------------  ---------------------
Core OraSolv fast-dissolve and taste-masking technology.                                          2010

The production of compressed effervescent and non-effervescent tablets using a               2010 and 2012
tableting aid developed by us.

Effervescent pediatric vitamin and mineral supplement.                                            2010

The formulation of a base coated, acid effervescent mixture manufactured by controlled            2013
acid base reaction.  The obtained mixture can be used in the formulation of acid sensitive compounds with OraSolv technology or other effervescent based products.

Taste-masking of micro-particles for oral dosage forms.                                           2015

Core DuraSolv fast-dissolve and taste-masking technology.                                         2018

Blister package and packaged tablet                                                               2018


         Our success will depend in part on our ability to obtain and enforce patents for our products, processes and technology, to preserve our trade secrets and other proprietary information and to avoid infringing the patents or proprietary rights of others.

         In addition to patents, we rely on trade secrets and proprietary know-how to protect our products, processes and technologies. To protect our rights to trade secrets and proprietary know-how, we require all employees, consultants and advisors to sign confidentiality agreements that prohibit the disclosure or use of confidential information to or by any third party. These agreements also require disclosure and assignment to us of discoveries and inventions made by these individuals while devoted to our activities.

RESEARCH AND DEVELOPMENT

         Our research and product development efforts are focused on developing new product applications for our drug delivery technologies and expanding our technology platform to new areas of drug delivery. As of December 31, 2000, we had 32 scientists and other technicians working on research and product development.

         Our research and product development personnel, support systems and facilities are organized to develop drug delivery formulations from bench-scale through full-scale commercial production under current good manufacturing practice conditions. The key goals for our research and product development efforts include:

       - developing innovative drug delivery products and systems that fulfill pharmaceutical companies' needs;

       - developing, expanding and supporting systems to fulfill good manufacturing practice production at commercial levels required by pharmaceutical company partners;

       - recruiting and training high-quality technical and scientific personnel; and

       - supporting our intellectual property portfolio development.

         For the years ended December 31, 2000, 1999 and 1998, we spent approximately $5.0 million, $4.4 million and $3.3 million, respectively, on research and product development. We estimate that most of these expenditures were directly related to product development activities for which we received fees and licensing revenues from our pharmaceutical company partners.

BUSINESS DEVELOPMENT

         We market directly to leading pharmaceutical companies for products that we believe would benefit from our fast dissolve technologies. Our strategy has been to leverage the brand names, marketing and sales capabilities of these pharmaceutical companies to maximize the value of our fast dissolve drug delivery technologies. We build our credibility with major pharmaceutical companies by speaking at technical seminars, publishing in technical journals and hosting booths at pharmaceutical and drug delivery conferences.

         We pursue agreements with leading pharmaceutical companies to fund the development of new products incorporating our drug delivery technologies. Once specific milestones have been met under these agreements, we generally enter into license and supply agreements.

MANUFACTURING

         Our primary manufacturing facility is located at our headquarters in Eden Prairie, Minnesota. In 1996, we completed our first production line, which has an estimated production capacity of 200 to 220 million tablets a year. We are developing a second production line using state-of-the-art material transfer and blending systems and integrated high-speed tableting and packaging operations, which we expect will at least double our existing capacity to more than 500 million tablets. We have begun construction of the second production line and expect to integrate it into our operations in the second half of 2001. We anticipate that our production requirements in 2001 will use substantially all of our existing and planned capacity. We currently anticipate spending approximately $4.0 to $5.0 million during 2001 to complete the construction of the second production line. In addition, we plan to acquire or construct a second manufacturing and distribution facility. We expect this facility to more than double our production capacity.

         In November 1999, we started construction of a coating unit to provide taste masked active ingredients for our pharmaceutical company partners. We completed construction and placed the new coating unit into service in July 2000. During the third quarter of 2000, we commercialized our first coated active drug ingredient, mirtazapine, which is the active drug ingredient in Remeron SolTab. We believe our in-house coating capability will be a key factor in signing new agreements related to prescription pharmaceutical drugs.

         We currently purchase taste masked active drug ingredients for each of our non-prescription products from single sources of supply. We expect to continue to purchase taste masked active ingredients for our non-prescription products, but we may also commence taste masking using our coating unit in Eden Prairie selected active drug ingredients for our non-prescription products. We believe that all other ingredients used in the manufacture of our products are readily available from multiple suppliers or from our pharmaceutical company partners.

         PakSolv, our proprietary packaging process, allows high-speed packing of soft, brittle tablets without breakage, into specially designed protective, child resistant packages and normal blister packages. We believe that this technology, which has one issued patent and has allowed claims on one patent application, gives us a competitive advantage.

                We plan our manufacturing cycles in advance of actual production in order to address lead times our suppliers may require. We generally do not stock significant quantities of raw materials for a product in excess of a partner's orders nor do we manufacture finished product in excess of a partner's orders.

COMPETITION

         Competition among pharmaceutical products and drug delivery systems is intense. Our primary competitors for developing drug delivery systems and manufacturing the products we develop include other drug delivery, biotechnology and pharmaceutical companies. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we have. Our products compete not only with products employing advanced drug delivery systems, but also with products employing conventional dosage forms. These competing products may obtain governmental approval or gain market acceptance more rapidly than our products. New drugs or future developments in alternative drug delivery technologies also may provide therapeutic or cost advantages over our current or future products.

         Fast dissolve tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, a wholly-owned subsidiary of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Shaklee Pharmaceuticals, the Flashtab technology developed by Laboratories Prographarm and the FlashDose technology developed by Fuisz Technologies Ltd., a wholly-owned subsidiary of Biovail Corporation. The Zydis technology is a fast dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The WOWTab and Flashtab technologies are fast dissolving technologies used in an oral fast dissolving tablet, which are similar to our DuraSolv tablet. R.P. Scherer has commercialized its Zydis technology in several major prescription products in the U.S., including Claritin RediTabs and Maxalt MLT. We believe that other pharmaceutical companies may be developing fast dissolve tablet technologies, which may compete with our technology in the future.

         The principal competitive factors in the market for fast dissolving tablet technologies are compatibility with taste masking techniques, dosage capacity, drug compatibility, cost, ease of manufacture, patient acceptance and required capital investment for manufacturing. We believe that our fast dissolving tablet technologies compete favorably with respect to each of these factors. In a 1997 quantitative consumer study that we conducted, consumers generally preferred the OraSolv formulation to the Zydis formulation of the same active drug ingredient. We believe we also offer potential pharmaceutical company partners the largest selection of oral fast dissolve drug delivery technologies.

GOVERNMENT REGULATION

         Numerous governmental authorities in the U.S. and other countries extensively regulate the activities of pharmaceutical manufacturers. In the U.S., pharmaceutical products are subject to rigorous regulation by the Food and Drug Administration. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, safety, storage, record keeping, labeling advertising, promotion, marketing and distribution of pharmaceutical products. If we fail to comply with the applicable requirements, we may be subject to administrative or judicially imposed sanctions such as warning letters, fines, injunctions, product seizures or recalls, total or partial suspension of production, or FDA refusal to approve pending pre-market approval applications or supplements to approved applications, as well as criminal prosecution.

         FDA approval generally is required before a new drug product may be marketed in the U.S. Many over-the-counter, or OTC, drug products are exempt, however, from the FDA's pre-marketing approval requirements. Whether or not products require FDA approval, drug products remain subject to various ongoing FDA regulations, including good manufacturing practice requirements, labeling requirements and warning statements, advertising restrictions related to product labeling and drug ingredient specifications. Products and their manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

               We expect that our pharmaceutical company partners will seek any required FDA approvals in connection with the introduction of new products we develop for them under a collaborative agreement. The FDA submission and approval process may require significant commitments of our time and resources. The FDA approval process may delay or prevent the marketing of our products. We cannot be sure that approvals will be obtained, or that any such approvals will have the scope necessary for successful commercialization of these products. Even after an addendum or supplement to a new drug application is approved, existing FDA procedures may delay initial product shipment and materially reduce the period during which there is an exclusive right to exploit patented products or technologies.

         Prior to marketing a product internationally, we are likely to be required to obtain foreign regulatory approval. Foreign approval procedures vary from country to country and the time required for approval may result in delays in, or ultimately prevent, the marketing of a product. We expect our pharmaceutical company partners to obtain any necessary government approvals in foreign countries. However, we may have to spend considerable amounts of time and resources to support the submission and approval of these foreign filings. In addition, our manufacturing facility may be subject to inspections by foreign agencies, similar to the FDA, to allow for the marketing of our products in a foreign country.

         Our manufacturing facility is registered with the FDA. We must inform the FDA of every drug product we have in commercial distribution and keep an updated list of those drugs. Our manufacturing facility also is inspected by the FDA and must comply with good manufacturing practices regulations at all times during the manufacture and processing of drug products. The FDA completed inspections of our Eden Prairie and Brooklyn Park facilities in August 2000. We were not cited for any significant shortcomings relating to the pre-approval inspections nor were we cited for any significant shortcomings in compliance with good manufacturing practices regulations. We cannot guarantee that any future FDA inspections will proceed without any compliance issues requiring time and resources to resolve. Our facilities also must be inspected by, and we have received a license from, the Minnesota Board of Pharmacy for the manufacture of drug products.

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

EMPLOYEES

         As of March 1, 2001, we had 140 full-time employees, with 102 employees in Eden Prairie and 38 in Brooklyn Park. Of these employees, 80 are engaged in manufacturing and quality assurance, 33 in research and development and 27 in executive management and office support. None of our employees is subject to a collective bargaining agreement nor have we ever experienced a work stoppage. We believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and their ages as of March 1, 2001 are as follows:


               Name                          Age                              Title
------------------------------------        -----       -----------------------------------------------------

John M. Siebert, Ph.D.                        60        Chief Executive Officer and President
John H. Hontz, Ph.D.                          44        Chief Operating Officer
David A. Feste                                49        Vice President, Chief Financial Officer and Secretary

         Our executive officers serve at the discretion of the board of directors with no fixed term. There are no family relationships between or among any of our executive officers or directors.

         John M. Siebert, Ph.D. has been our President and Chief Executive Officer since September 1995 and has served as a director since May 1992. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a pharmaceutical company. From 1988 to 1992, Dr. Siebert worked at Miles, Inc. Dr. Siebert has also been employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co. and The Procter & Gamble Company.

         John Hontz, Ph.D. has been our Chief Operating Officer since January 2000. From 1997 to January 2000, Dr. Hontz was our Vice President of Research and Development. From 1995 to 1997, Dr. Hontz was senior Group Leader of Product Development at Glaxo Wellcome plc, a pharmaceutical company. From 1987 to 1995, Dr. Hontz was with Burroughs-Wellcome, which was acquired by Glaxo in 1995, most recently as Section Head of Product Development.

         David A. Feste has been our Vice President, Chief Financial Officer and Secretary since February 2000. From 1995 to 1999, Mr. Feste was Vice President and Chief Financial Officer for Orphan Medical, Inc., a pharmaceutical company. From 1992 to 1995, Mr. Feste was self-employed as a financial consultant. From 1985 to 1991, Mr. Feste was with Tonka Corporation, most recently as its Corporate Vice President of Financial Services and Audit.

ITEM 2.  PROPERTIES

         We lease a 75,000 square foot facility in Eden Prairie, Minnesota, a suburb of Minneapolis, which houses our corporate headquarters, manufacturing facility and warehouse space. This facility has adequate space for two production lines, the second of which is under construction. The lease has an initial term expiring on June 1, 2009. We have the option to extend the lease term for one period of ten years with a minimum annual base rent (exclusive of real estate taxes and maintenance fees) of $500,000 for the first five years and $550,000 for the second five years of the ten-year option term.

         We also lease 32,000 square feet of office, research and development and manufacturing space in Brooklyn Park, Minnesota. The lease expires in September 2001, but is renewable at our option for two additional five-year periods.

ITEM 3.  LEGAL PROCEEDINGS

         On October 29, 1997, we instituted an opposition proceeding in the European Patent Office seeking cancellation of a patent owned by Laboratories Prographarm of Chateauneuf, France. We alleged that publications exist which are prior art against the European patent, including an international patent application owned by us, which was published prior to the priority date of the European patent. Subsequently, Prographarm changed the claims in its patent and refiled. In a written opinion issued on February 1, 2001, the European Patent Office revoked Prographarm's European patent. Prographarm has until April 1, 2001 to file an appeal with the European Patent Office.

         On February 27, 1997, the U.S. Patent and Trademark Office suspended prosecution of a U.S. patent application owned by us to consider our request that an interference proceeding be declared between a pending U.S. patent application owned by us and a U.S. patent owned by Prographarm. We are seeking a determination by the U.S. Patent Office that either (i) our personnel are the prior inventors of the invention encompassed by the Prographarm U.S. patent and accordingly that we are entitled to claims directed to the same invention in a new patent to be owned by us, or (ii) a determination that the claims are unpatentable to us or Prographarm. Either ruling would result in the cancellation of the Prographarm U.S. patent. We are making the same factual allegations in the European opposition with the addition of, our pending U.S. patent application and the priority date of such pending application. Subsequently, Prographarm changed the claims in its patent, refiled and submitted to re-examination in the U.S. Patent Office, and has offered to amend its claims. The U.S. Patent Office conducted a re-examination and a re-examination certificate has issued with new claims. No interference was ever declared between the Prographarm patent and CIMA's patent application and we do not expect one based on the scope of the revised claims in the re-examination certificate. However, a final decision has not been reached on the patentability of CIMA's U.S. patent application.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol CIMA. The following table presents, for the periods indicated, the range of high and low closing sale prices for our common stock as reported on the Nasdaq National Market.



                                                                                            HIGH          LOW
                                                                                          --------     --------
YEAR ENDED DECEMBER 31, 1999:
First Quarter...........................................................................  $   3.44     $   2.53
Second Quarter..........................................................................      4.63         2.63
Third Quarter...........................................................................      8.38         4.63
Fourth Quarter..........................................................................     13.50         6.00

YEAR ENDED DECEMBER 31, 2000:
First Quarter...........................................................................     25.25        12.13
Second Quarter..........................................................................     20.69        12.56
Third Quarter...........................................................................     52.06        20.69
Fourth Quarter..........................................................................     72.13        48.25

HOLDERS

    On March 22, 2001 the last reported sale price of our common stock was $52.063 per share. We had 94 stockholders of record and an estimated 3,500 beneficial owners of our common stock as of March 22, 2001.

DIVIDENDS

    We have never declared or paid any dividends. We anticipate that all of our earnings, if any, will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         This section presents our historical financial data. You should read carefully the financial statements included in this Annual Report, including the notes to the financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 have been derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 have been derived from financial statements that have been audited by Ernst & Young LLP, and are not included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income (loss) per share and see Item 7 of this report for an explanation of accounting changes regarding revenue recognition under the caption "Recently Issued Accounting Pronouncements."

SELECTED FINANCIAL DATA


                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                       YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                     2000         1999         1998          1997          1996
                                                   --------    ----------   ----------    ----------   ----------
STATEMENT OF OPERATIONS DATA:
Operating revenues:

  Net sales.......................................$   13,407   $    4,839   $    1,097   $    2,628    $       --
  Product development fees and licensing..........     8,817        7,818        6,141        2,282         1,472
  Royalties.......................................     1,695          735          374           --            --
                                                  ----------   ----------   ----------   ----------    ----------
Total operating revenues..........................    23,919       13,392        7,612        4,910         1,472
                                                  ----------   ----------   ----------   ----------    ----------
Operating expenses:
  Costs of goods sold.............................    12,410        7,546        4,476        4,376            --
  Research and product development................     4,958        4,388        3,307        3,364         5,403
  Selling, general and administrative.............     3,880        2,836        3,138        3,487         2,909
                                                  ----------   ----------   ----------   ----------    ----------
Total operating expenses..........................    21,248       14,770       10,921       11,227         8,312
                                                  ----------   ----------   ----------   ----------    ----------
Other income, net.................................     2,114          116          122          479           494
                                                  ----------   ----------   ----------   ----------    ----------
Income (loss) before cumulative effect of a
 change in accounting principle...................     4,785      (1,262)      (3,187)      (5,838)       (6,346)
Cumulative effect of a change in accounting
 principle, net of income taxes...................     (799)           --           --           --            --
                                                  ----------   ----------   ----------   ----------    ----------
Net income (loss).................................$    3,986   $  (1,262)   $  (3,187)   $  (5,838)    $  (6,346)
                                                  ==========   ==========   ==========   ==========    ==========

Net income (loss) per share:

  Basic

    Net income (loss) per share before
     cumulative effect of a change in             $      .43   $    (.13)   $    (.33)   $    (.61)    $    (.72)
     accounting principle.........................
    Net loss per share from cumulative effect
     of a change in accounting principle..........     (.07)           --           --           --            --
                                                  ----------   ----------   ----------   ----------    ----------
  Net income (loss) per basic share...............$      .36   $    (.13)   $    (.33)   $    (.61)    $    (.72)
                                                  ==========   ==========   ==========   ==========    ==========

  Diluted

    Net income (loss) per share before
     cumulative effect of a change in             $      .39   $    (.13)   $    (.33)   $    (.61)    $    (.72)
     accounting principle.........................
    Net loss per share from cumulative effect
     of a change in accounting principle..........     (.07)           --           --           --            --
                                                  ----------   ----------   ----------   ----------    ----------
  Net income (loss) per diluted share.............$      .32   $    (.13)   $    (.33)   $    (.61)    $    (.72)
                                                  ==========   ==========   ==========   ==========    ==========

Weighted average of number of shares:

  Basic...........................................    11,151        9,615        9,610        9,519         8,827
  Diluted.........................................    12,385        9,615        9,610        9,519         8,827




                                                                          AS OF DECEMBER 31,
                                                  ---------------------------------------------------------------
BALANCE SHEET DATA:                                   2000        1999         1998         1997           1996
                                                  ----------   ---------    ----------   ----------    ----------
Cash and investments..............................$  163,162   $    2,481   $    2,723   $    4,423    $   10,263
Total assets......................................   189,462       19,270       14,916       17,328        22,065
Accumulated deficit...............................   (41,991)     (45,977)     (44,715)     (41,527)      (35,660)
Total stockholders' equity........................   186,925       11,574       12,656       15,837        21,021


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under "Factors That Could Affect Future Results" and elsewhere in this report.

OVERVIEW

         We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast dissolve technologies. We currently manufacture five pharmaceutical brands utilizing our DuraSolv and OraSolv fast dissolve technologies: three prescription and two over-the counter brands. These products include Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, Zomig-ZMT and its equivalent for the European market, Zomig Rapimelt, for AstraZeneca, Remeron SolTab for Organon and NuLev for Schwarz Pharma. The FDA is currently reviewing American Home Products' regulatory submission for a product we developed, an orally disintegrating dosage form of loratadine. We are also currently developing other drug delivery technologies. We operate within a single business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us.

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

         Components of revenue, expenses and net income (loss) as a percentage of total operating revenue for the years ending December 31:


                                                             2000                1999                 1998
                                                       -----------------    ----------------     ----------------
Net sales                                                     56.0%                36.1%                14.4%
Product development fees & licensing revenues                 36.9%                58.4%                80.7%
Royalty revenues                                               7.1%                 5.5%                 4.9%
Cost of goods sold                                            51.9%                56.3%                58.8%
Research & product development expense                        20.7%                32.8%                43.5%
Selling, general & administrative expense                     16.2%                21.2%                41.2%
Net income (loss)                                             16.7%                (9.4)%              (41.9)%

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         Operating Revenues. Our total operating revenues were $23.9 million in 2000, compared to $13.4 million in 1999 and $7.6 million in 1998. Operating revenues from AstraZeneca, Organon and Novartis, our three largest pharmaceutical company partners, together represented 82%, 85% and 72% of our total revenues in 2000, 1999 and 1998, respectively. The increases in total operating revenues in each year were due to sequentially increasing development activity for new products that resulted in higher product development fees and licensing revenue, as well as sequentially increasing sales of products we manufacture and royalties on sales by our pharmaceutical company partners under license from us.

         Revenues from sales of products we manufacture were $13.4 million in 2000, compared to $4.8 million in 1999 and $1.1 million in 1998. The increase from 1999 to 2000 was due primarily to a $5.9 million increase in shipments of branded prescription products, U.S. launch supplies for Remeron SolTab and NuLev, as well as increased international shipments of Zomig Rapimelt. The increase from 1998 to 1999 was due primarily to increased shipments of Triaminic that began in the second quarter of 1999. In 2001, revenues from sales of branded prescription products are expected to exceed 50% of total sales of products using our drug delivery technologies.

         Product development fees and licensing revenues were $8.8 million in 2000, compared to $7.8 million in 1999 and $6.1 million in 1998. The increase from 1999 to 2000 was due primarily to our increased development activity for proposed new products and the achievement of development milestones for American Home Products, AstraZeneca and Organon. Licensing revenues in 2000 are not directly comparable to 1999 due to the change in accounting policy for up-front license fees resulting from the implementation of SAB 101, retroactive to January 1, 2000. Product development fees and licensing revenues for 2000 include amortization of deferred revenue of $1.3 million. The increase from 1998 to 1999 was due primarily to our increased development activity for proposed new products and the achievement of development milestones for Organon and AstraZeneca. Product development fees and licensing revenues in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies. In 2001, we expect this revenue category to decline as a percentage of total operating revenues.

         Royalties were $1.7 million in 2000, compared to $735,000 in 1999 and $374,000 in 1998. The increase from 1999 to 2000 was due primarily to increased European sales by AstraZeneca of Zomig Rapimelt, which was launched in selected European countries in late 1999, and due to increased sales by Novartis of Triaminic. The increase from 1998 to 1999 was due to increased sales by Novartis of Triaminic. Royalties paid by Bristol-Myers Squibb for the three years for Tempra were based on annual minimum contractual payments. In 2001, we expect royalties to increase in terms of dollar amounts and as a percentage of total operating revenues.

         Cost of goods sold. Cost of goods sold was $12.4 million in 2000, compared to $7.5 million in 1999 and $4.5 million in 1999. The increase from 1999 to 2000 was principally due to the initial production volumes of U.S. launch supplies of Remeron SolTab for Organon and Nulev for Schwarz Pharma, as well as increased production volumes of Zomig Rapimelt for AstraZeneca. The increase from 1998 to 1999 was principally due to increased production volumes of Triaminic products for Novartis. In 2001, we expect cost of goods sold to increase, consistent with our expectation for higher production volumes of branded prescription products.

         Gross profit margins on product sales were $1.0 million in 2000, compared to negative gross margins in 1999 and 1998. The increase from 1999 to 2000 was principally due to significant increases in production volumes of higher margin branded prescription products. In 1999 and 1998, gross margins were negative because we had significant excess production capacity. In 2001, we expect gross profit margins on product sales to increase in terms of dollar amounts and as a percentage of sales of our products, but not necessarily in each quarter, consistent with our expectation for higher production volumes of branded prescription products.

         Research and product development expenses. Research and product development expenses were $5.0 million in 2000, compared to $4.4 million in 1999 and $3.3 million in 1998. The increase from 1999 to 2000 was due primarily to increased development activity for Organon, Novartis and Schwarz Pharma. The increase from 1998 to 1999 was due primarily to increased development activity on fast dissolve prescription products for Organon and American Home Products. In 2001, we expect research and product development expense to increase significantly in the second half of the year in support of additional development activities on our OraVescent technology and on internally developed products using our OraSolv and DuraSolv technologies.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million in 2000, compared to $2.8 million in 1999 and $3.1 million in 1998. The increase from 1999 to 2000 was due primarily to marketing and related consulting costs associated with our business development efforts, and hiring costs associated with increased professional staffing. The decrease from 1998 to 1999 was due primarily to a restructuring of management responsibilities, which began in 1996 and ended in 1999, resulting in a general reduction in management headcount and related expenses. In 2001, we expect selling, general and administrative expenses to increase moderately as we continue to make investments in people and systems to support our anticipated growth.

         Other income, net. Other income was $2.1 million in 2000, compared to $116,000 in 1999 and $122,000 in 1998. Other income consists primarily of interest income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. The increase from 1999 to 2000 was due primarily due to higher levels of cash available for investment as a result of the completion of our public offering in November 2000. In 2001, we expect other income to increase significantly due to anticipated levels of cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations to date primarily through private and public sales of equity securities and revenues from product sales, product development fees and licensing revenues and royalties.

         Working capital increased from $4.2 million at December 31, 1999 to $109.7 million at December 31, 2000. The increase was due primarily to the $169.6 million in net proceeds we received from the private placement of 1,100,000 shares of our common stock in March 2000 and the public offering of approximately 3.2 million shares of common stock in November 2000, partially offset by approximately $7.5 million in expenditures for capital improvements to our manufacturing facility and the repayment of $3.6 million of debt and capital lease obligations. We invest excess cash in interest-bearing money market accounts and investment grade securities.

         In December 1999, we received a $3.5 million unsecured loan from AstraZeneca. We repaid the loan, with accrued interest of $153,000, in September 2000 and obtained a release from AstraZeneca of all further liabilities and obligations under the agreement related to the loan.

         We plan to spend approximately $5.0 to $6.0 million over the next six months to complete various improvements to our Eden Prairie manufacturing facility, including construction of a second production line. During the next twelve months, we also expect to complete the planning for, and commence the construction or acquisition of, a second manufacturing and distribution facility. We expect this facility to be operational in 2003. We may also refinance or purchase our Eden Prairie and Brooklyn Park facilities, which are currently leased under operating leases. In addition, we expect to fund additional product development activities related to our OraVescent technology and to develop proprietary products using our OraSolv and DuraSolv technologies, as well as acquire new technologies. We believe that our cash and cash equivalents and marketable securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

FACTORS THAT COULD AFFECT FUTURE RESULTS

         Certain statements made in this Annual Report on Form 10-K are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-K. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations.

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.

         Revenues from AstraZeneca, Organon and Novartis together represented approximately 82% of our total revenues for the year ended December 31, 2000. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

We Rely On Third Parties To Market, Distribute And Sell The Products Incorporating Our Drug Delivery Technologies And Those Third Parties May Not Perform.

         Our pharmaceutical company partners market and sell the products we develop and manufacture. If one or more of our pharmaceutical company partners fails to pursue the marketing of our products as planned, our revenues and gross profits may not reach our expectations, or may decline. We often cannot control the timing and other aspects of the development of products incorporating our technologies because our pharmaceutical company partners may have priorities that differ from ours. Therefore, our commercialization of products under development may be delayed unexpectedly. Because we incorporate our drug delivery technologies into the oral dosage forms of products marketed and sold by our pharmaceutical company partners, we do not have a direct marketing channel to consumers for our drug delivery technologies. The marketing organizations of our pharmaceutical company partners may be unsuccessful, or they may assign a low level of priority to the marketing of our products that is different from our priorities. Further, they may discontinue marketing the products that incorporate our drug delivery technologies. If marketing efforts for our products are not successful, our revenues may fail to grow as expected or may decline.

If We Do Not Enter Into Additional Collaborative Agreements with Pharmaceutical Companies, We May Not Be Able To Achieve Sustained Profitability.

         We depend upon collaborative agreements with pharmaceutical companies to develop, test and obtain regulatory approval for, and commercialize oral dosage forms of, active pharmaceutical ingredients using our drug delivery technologies. The number of products that we successfully develop under these collaborative agreements will affect our revenues. If we do not enter into additional agreements in the future, or if our current or future agreements do not result in successful marketing of our products, our revenues and gross profits may be insufficient to allow us to achieve sustained profitability. We currently have collaborative agreements with American Home Products, AstraZeneca, Bristol-Myers Squibb, Organon, Novartis and Schwarz Pharma.

         We face additional risks related to our collaborative agreements, including the risks that:

        - any existing or future collaborative agreements may not result in additional commercial products;
        - additional commercial products that we may develop may not be successful;
        - we may not be able to meet the milestones established in our current or future collaborative agreements; and
        - we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners.

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products And We May Lose Revenues.

         We must increase our production capacity to meet expected demand for our products. We currently have one production line and a second line is being developed. If we are unable to increase our production capacity as scheduled, we may be unable to meet expected demand for our products, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We expect our second production line to be operational in the second half of 2001, although we may experience difficulties that could delay our ability to increase our manufacturing capacity. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners with whom we are developing our drug delivery technologies.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

         Our revenues increased 79% from the year ended December 31, 1999 to the year ended December 31, 2000, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional and improve existing administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

If We Cannot Attract And Retain Key Personnel On Which We Depend, We May Not Be Able To Execute Our Business Plan As Anticipated.

         During our operating history, we have assigned many key responsibilities within our company to a relatively small number of individuals. If we lose the services of John Siebert, our Chief Executive Officer, John Hontz, our Chief Operating Officer, or David Feste, our Chief Financial Officer, we may have difficulty executing our business plan in the manner we currently anticipate. The competition for qualified personnel is intense and the loss of services of key personnel could adversely affect our business. We have an employment agreement that runs to January 1, 2004 with Dr. Siebert and Mr. Feste, and an employment agreement that runs to September 1, 2004 with Dr. Hontz. We do not maintain key person life insurance for any of our key personnel.

We May Experience Significant Delays In Expected Product Releases While Our Pharmaceutical Company Partners Seek Regulatory Approvals For The Products We Develop And, If They Are Not Successful In Obtaining The Approvals, We May Be Unable To Achieve Our Anticipated Revenues And Profits.

         The federal government, principally the U.S. Food and Drug Administration, and state and local government agencies regulate all new pharmaceutical products, including our existing products and those under development. Our pharmaceutical company partners may experience significant delays in expected product releases while attempting to obtain regulatory approval for the products we develop. If they are not successful, our revenues and profitability may decline. We cannot control, and our pharmaceutical company partners cannot control, the timing of regulatory approval for the products we develop.

         Applicants for FDA approval often must submit extensive clinical data and supporting information to the FDA. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product. Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted new drug application, also may cause delays or rejection of an approval. Even if the FDA approves a product, the approval may limit the uses or "indications" for which a product may be marketed, or may require further studies. The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.

         Manufacturers of drugs also must comply with applicable good manufacturing practices requirements. If we cannot comply with applicable good manufacturing practices, we may be required to suspend the production and sale of our products, which would reduce our revenues and gross profits. We may not be able to comply with the applicable good manufacturing practices and other FDA regulatory requirements for manufacturing as we expand our manufacturing operations.

         If our products are marketed in foreign jurisdictions, we, and the pharmaceutical company partners with whom we are developing our technologies, must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues would be reduced. We may be required to incur significant costs in obtaining or maintaining foreign regulatory approvals.

Our Commercial Products Are Subject To Continuing Regulations And We May Be Subject To Adverse Consequences If We Fail To Comply With Applicable Regulations.

         Even if our products receive regulatory approval, either in the U.S. or internationally, we will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

       - adverse drug experience reporting regulations;
       - product promotion;
       - product manufacturing, including good manufacturing practice
       - requirements; and
       - product changes or modifications.

         If we fail to comply or maintain compliance with these laws and regulations, we may be fined or barred from selling our products. If the FDA determines that we are not complying with the law, it can:

       - issue warning letters
       - impose fines;
       - seize products or order recalls;
       - issue injunctions to stop future sales of products;
       - refuse to permit products to be imported into, or exported out of, the U.S.;
       - totally or partially suspend our production;
       - withdraw previously approved marketing applications; and
       - initiate criminal prosecutions.

We Have A Single Manufacturing Facility And We May Lose Revenues And Be Unable To Maintain Our Relationships With Our Pharmaceutical Company Partners If We Lose Its Production Capacity.

         We manufacture all of the products that we produce on our existing production line in our Eden Prairie facility. If our existing production line or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production line, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. Although we currently plan to build a second manufacturing facility to reduce this risk, we may encounter unforeseen difficulties or delays in doing so.

We Rely On Single Sources For Some Of Our Raw Materials And We May Lose Revenues And Be Unable To Maintain Our Relationships With Our Pharmaceutical Company Partners If Those Materials Were Not Available.

         We rely on single suppliers for some of our raw materials and packaging supplies. If these raw materials or packaging supplies were no longer available we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without adequate supplies of raw materials or packaging supplies, our manufacturing operations may be interrupted until another supplier could be identified, its products validated and trading terms with it negotiated. We may not be able to identify an alternative supplier in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of a supplier could potentially damage our relations with our pharmaceutical company partners.

If We Cannot Develop Additional Products, Our Ability To Increase Our Revenues Would Be Limited.

         We intend to continue to enhance our current technologies and pursue additional proprietary drug delivery technologies. If we are unable to do so, we may be unable to achieve our objectives of revenue growth and sustained profitability. Even if enhanced or additional technologies appear promising during various stages of development, we may not be able to develop commercial applications for them because:

       - the potential technologies may fail clinical studies;
       - we may not find a pharmaceutical company to adopt the technologies;
       - it may be difficult to apply the technologies on a commercial scale; or
       - the technologies may be uneconomical to market.

If We Cannot Keep Pace With The Rapid Technological Change And Meet The Intense Competition In Our Industry, We May Lose Business.

         Our success depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Fast dissolve tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, a wholly-owned subsidiary of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Shaklee Pharmaceuticals, the Flashtab technology developed by Laboratories Prographarm and the FlashDose technology developed by Fuisz Technologies Ltd., a wholly-owned subsidiary of Biovail Corporation. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do and represent significant competition for us.

         Our competitors may succeed in developing competing technologies or obtaining governmental approval for products before us. The products of our competitors may gain market acceptance more rapidly than our products. Developments by competitors may render our products, or potential products, noncompetitive or obsolete.

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.

         Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted eight patents on our drug delivery and packaging systems in the U.S., which will expire beginning in 2010.

         Any patent applications we may have made or may make relating to our potential products, processes and technologies may not result in patents being issued. Our current patents may not be valid or enforceable. They may not protect us against competitors that challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business or are able to circumvent our patents. Further, we may not have the necessary financial resources to enforce our patents.

         To protect our trade secrets and proprietary technologies and processes, we rely, in part, on confidentiality agreements with our employees, consultants and advisors. These agreements may not provide adequate protection for our trade secrets and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully develop the information.

Third Parties May Claim That Our Technologies, Or The Products In Which They Are Used, Infringe On Their Rights And We May Incur Significant Costs Resolving These Claims.

         Third parties may claim that the manufacture, the use or the sale of our drug delivery technologies infringe on their patent rights. If such claims are asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in court. If we cannot obtain required licenses, are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by the patents of others. We may not have identified, or be able to identify in the future, U.S. and foreign patents that pose a risk of potential infringement claims.

         We enter into collaborative agreements with pharmaceutical companies to apply our drug delivery technologies to drugs developed by others. Ultimately, we receive license revenues and product development fees, as well as revenues from the sale of products incorporating our technology and royalties. The drugs to which our drug delivery technologies are applied are generally the property of the pharmaceutical companies. Those drugs may be the subject of patents or patent applications and other forms of protection owned by the pharmaceutical companies or third parties. If those patents or other forms of protection expire, are challenged or become ineffective, sales of the drugs by the collaborating pharmaceutical company may be restricted or may cease.

Because We Have A Limited Operating History, Potential Investors In Our Stock May Have Difficulty Evaluating Our Prospects.

         We recorded the first commercial sales of products using our fast dissolve technologies in early 1997. Accordingly, we have only a limited operating history, which may make it difficult for you and other potential investors to evaluate our prospects. The difficulty investors may have in evaluating our prospects may cause volatile fluctuations, including decreases, in the market price of our common stock as investors react to information about our prospects. Since 1997, we have generated revenues from product development fees and licensing arrangements, sales of products using our fast dissolve technologies and royalties. We are currently making the transition from research and product development operations with limited production to commercial operations with expanding production capabilities in addition to research and product development activities. Our business and prospects, therefore, must be evaluated in light of the risks and uncertainties of a company with a limited operating history and, in particular, one in the pharmaceutical industry.

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

         Although we were profitable for the year ended December 31, 2000, we have accumulated aggregate net losses from inception of approximately $42.0 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

       - the demand for our products;
       - our ability to manufacture our products efficiently and with the required quality;
       - our ability to increase our manufacturing capacity;
       - the level of product and price competition;
       - our ability to develop additional commercial applications for our products;
       - our ability to control our costs; and
       - general economic conditions.

We May Require Additional Financing, Which May Not Be Available On Favorable Terms Or At All And Which May Result In Dilution Of Your Equity Interest.

         We may require additional financing to fund the development and possible acquisition of new drug delivery technologies and to increase our production capacity beyond what is currently anticipated. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail our plans to develop and possibly to acquire new drug delivery technologies or limit the expansion of our manufacturing capacity. We believe our cash and cash equivalents, and expected revenues from operations will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may elect to pursue additional financing at any time to more aggressively pursue development of new drug delivery technologies and expand manufacturing capacity beyond that currently planned.

         Other factors that will affect future capital requirements and may require us to seek additional financing include:

       - the level of expenditures necessary to develop and, or, acquire new products or technologies;
       - the progress of our research and product development programs;
       - the need to construct a larger than currently anticipated manufacturing facility, or additional manufacturing facilities, to meet demand for our products;
       - results of our collaborative efforts with current and potential pharmaceutical company partners; and
       - the timing of, and amounts received from, future product sales, product development fees and licensing revenue and royalties.

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

         Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. In 2000, revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 36% of our total revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

If The Marketing Claims asserted About Our Products Are Not Approved, Our Revenues May Be Limited.

         Once a drug product incorporating our technologies is approved by the FDA, the Division of Drug Marketing, Advertising and Communication, the FDA's marketing surveillance department within the Center for Drug Evaluation and Research, must approve marketing claims asserted about it by our pharmaceutical company partners. If our pharmaceutical company partners fail to obtain from the Division of Drug Marketing acceptable marketing claims for a product incorporating our drug technology, our revenues from that product may be limited. Marketing claims are the basis for a product's labeling, advertising and promotion. The claims our pharmaceutical company partners are asserting about our drug delivery technology, or the drug product itself, may not be approved by the Division of Drug Marketing.

We May Face Product Liability Claims Related Participation In Clinical Trials Or The Use Or Misuse Of Our Products.

         The testing, manufacturing and marketing of products using our drug delivery technologies may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from contract research organizations or pharmaceutical companies conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical companies with whom we are developing our drug delivery technologies may not protect us from product liability claims from the consumers of those products or from the costs of related litigation. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or be sufficient to reimburse us, for any expenses or losses we may suffer. A successful product liability claim against us, if not covered by, or if in excess of, our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations and reduce our earnings.

Anti-Takeover Provisions Of Our Corporate Charter Documents, Delaware Law And Our Stockholders' Rights Plan May Affect The Price Of Our Common Stock.

         Our corporate charter documents, Delaware law and our stockholders' rights plan include provisions that may discourage or prevent parties from attempting to acquire us. These provisions may have the effect of depriving our stockholders of the opportunity to sell their stock at a price in excess of prevailing market prices in an acquisition of us by another company. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of holders of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. Additional provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that limit the ability of stockholders to call special meetings or remove a director for cause.

         We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation's voting stock.

         We also have a stockholders' rights plan, commonly referred to as a poison pill, which makes it difficult, if not impossible, for a person to acquire control of us without the consent of our board of directors.

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

         The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2000, the closing sale price for our common stock ranged from $12.13 to $72.13. In the year ended December 31, 1999, the closing sale price of our common stock ranged from $2.53 to $13.50. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

       - fluctuations in our operating results;
       - announcements of technological collaborations, innovations or new
       - products by us or our competitors;
       - governmental regulations;
       - developments in patent or other proprietary rights owned by us or others;
       - public concern as to the safety of drugs developed by us or others; the results of pre-clinical testing and clinical studies or trials by us or our competitors;
       - litigation;
       - decisions by our pharmaceutical company partners relating to the products incorporating our technologies;
       - actions by the FDA in connection with submissions related to the products incorporating our technologies; and
       - general market conditions.

Our Operating Results May Fluctuate, Causing Our Stock Price To Fall.

         Fluctuations in our operating results may lead to fluctuations, including declines, in our stock price. Our operating results may fluctuate from quarter to quarter and from year to year depending on:

       - demand by consumers for the products we produce;
       - new product introductions;
       - the seasonal nature of the products we produce to treat seasonal ailments;
       - pharmaceutical company ordering patterns;
       - our production schedules;
       - the number of new collaborative agreements that we enter into;
       - the number and timing of product development milestones that we achieve
       - under collaborative agreements; o the level of our development activity conducted for, and at the direction of, pharmaceutical companies under collaborative agreements; and
       - the level of our spending on new drug delivery technology development and technology acquisition, and internal product development.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. We adopted SFAS 133 on January 1, 2001, and the adoption did not materially impact our financial statements.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that up-front license fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We implemented SAB 101 in the quarter ended on June 30, 2000. Implementation of SAB 101 was retroactive to January 1, 2000. We reported a charge to earnings of $799,000 for the cumulative effect of a change in accounting principle, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $799,000 or $0.06 per diluted share. For the year ended December 31, 2000, we recognized $799,000 in revenue that is included in the cumulative effect adjustment as of January 1, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at December 31, 2000 have remaining maturities ranging from 3 to 36 months and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $71.6 million at December 31, 2000, and represented 38% of total assets. We have a contractual commitment to purchase assets for our manufacturing expansion, which commitment is denominated in foreign currency, but we have entered into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates.

         We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of December 31, 2000, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Our financial statements as of December 31, 2000 and 1999 and for each of the years ended December 31, 2000, 1999 and 1998 begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  Financial Statements


                                                                                                     PAGE NUMBER
                                                                                                       IN THIS
                                  DESCRIPTION                                                       ANNUAL REPORT
-------------------------------------------------------------------------------                   -----------------
Audited Financial Statements:
  Report of Independent Auditors                                                                          F-1
  Balance Sheets                                                                                          F-2
  Statements of Operations                                                                                F-3
  Statements of Cash Flows                                                                                F-4
  Statement of Changes in Stockholders' Equity                                                            F-5
  Notes to Financial Statements                                                                       F-6 to F-16


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


                                                                                                     PAGE NUMBER
                                                                                                       IN THIS
                                  DESCRIPTION                                                       ANNUAL REPORT
-------------------------------------------------------------------------------                   -----------------

Schedule II - Valuation and Qualifying Accounts: Years Ended December 31, 2000,
1999 and 1998                                                                                            F-17


(a)(3).  Listing of Exhibits


  Exhibit                                                                                               Method of
  Number                               Description                                                        Filing
---------   ----------------------------------------------------------------------------------------   -----------

    3.1     Fifth Restated Certificate of Incorporation of CIMA.                                            (1)
    3.2     Third Restated Bylaws of CIMA.                                                                 (12)
    4.1     Form of Certificate for Common Stock.                                                           (2)
    4.2     Rights Agreement, dated March 14, 1997, between CIMA and Norwest Bank Minnesota, N.A. (3)       (3)
    4.3     Form of Stock Purchase Agreement dated March 13, 2000 between CIMA and certain                 (14)
            institutional investors.
   10.1     Letter Agreement, dated January 28, 1998, between CIMA and Joseph R. Robinson, Ph.D. *#         (4)
   10.2     Development and License Option Agreement, dated November 18, 1997, between Novartis             (4)
            Consumer Health, Inc. and CIMA.  *
   10.3     Development and License Option Agreement, dated December 2, 1998, between N.V. Organon         (10)
            and CIMA. *
   10.4     Real Property Lease, dated March 6, 1998, between Braun-Kaiser & Company and CIMA.              (4)
   10.5     Equity Incentive Plan, as amended and restated. #                                              (12)
   10.6     1994 Directors' Stock Option Plan, as amended. #                                                (7)
   10.7     Form of Director and Officer Indemnification Agreement.                                         (2)
   10.8     License Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*         (8)
   10.9     Supply Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA. *         (8)
   10.10    License Agreement, dated January 28, 1994, between SRI International and CIMA. *                (2)
   10.11    Non-Employee Directors' Fee Option Grant Program. #                                             (9)
   10.12    License Agreement, dated June 26, 1997, between Bristol-Myers Squibb Company and CIMA. *        (9)
   10.13    Development and Option Agreement, dated August 11, 1997, between Schering Corporation and       (5)
            CIMA. *



  Exhibit                                                                                               Method of
  Number                               Description                                                        Filing
---------   ----------------------------------------------------------------------------------------   -----------

   10.14    Development and License Option Agreement, September 10, 1997, between IPR                       (5)
            Pharmaceuticals, Inc. and CIMA. *
   10.15    Real Property Lease, Amendment No. 8, dated September 23, 1998, between Principal Life         (11)
            Insurance Company and CIMA.
   10.16    License Agreement dated May 28, 1999, between IPR Pharmaceuticals, Inc. and CIMA. *            (12)
   10.17    Credit and Security Agreement dated July 14, 1999, between Wells Fargo Business Credit,        (13)
            Inc. and CIMA.
   10.18    Loan Agreement dated December 15, 1999 between Astra AB and CIMA.  *                           (14)
   10.19    License Agreement dated December 29, 1999 between Organon International AG and N.V.            (14)
            Organon, and CIMA. *
   10.20    Development and License Agreement dated January 14, 2000 between CIMA and American Home        (14)
            Products Corporation. *
   10.21    Supply Agreement dated January 14, 2000 between CIMA and American Home Products                (14)
            Corporation. *
   10.22    Employment Agreement, dated June 30, 2000, between CIMA and John M. Siebert, Ph.D. #           (15)
   10.23    Development, License and Supply Agreement by and between CIMA and Schwarz Pharma, Inc.         (15)
            dated June 30, 2000 *
   10.24    Employment Agreement, dated August 23, 2000, between CIMA and John Hontz, Ph.D. #              (16)
   10.25    Development, License and Supply Agreement by and between CIMA and Schwarz Pharma, Inc.         (16)
            dated September 29, 2000 *
   10.26    Employment Agreement, dated January 26, 2001, between CIMA and David Feste. #                 Filed
                                                                                                         Herewith

   10.27    Toll Manufacturing Agreement between Organon Inc. and CIMA *                                  Filed
                                                                                                         herewith

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

           (14) Filed as an exhibit to CIMA's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-24424, and incorporated herein by reference.

           (15) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-24424, and incorporated herein by reference.

           (16) Filed as an exhibit to CIMA's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-24424, and incorporated herein by reference.

(b).  Reports on Form 8-K

On October 26, 2000, we filed a report on Form 8-K, which reported under Item 5 the Company's earnings for the three and nine-month period ended September 30, 2000.

(c).  Exhibits
See Item 14(a)(3) above.

(d).  Financial Statement Schedules
See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eden Prairie, Minnesota, on the 27th day of March, 2001.

                                               CIMA LABS INC.

                                               By: /s/ David A. Feste

                                                       David A. Feste
                                                       Vice President and Chief
                                                       Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2001.



                SIGNATURE                                                     TITLE
-----------------------------------------      ------------------------------------------------------------------

                    *                          Chief Executive Officer (Principal Executive Officer) and Director
-----------------------------------------
             John M. Siebert

            /s/David A. Feste                  Vice President and Chief Financial Officer (Principal Financial
-----------------------------------------      and Accounting Officer)
             David A. Feste

                    *                          Director
-----------------------------------------
           Terrence W. Glarner

                    *                          Director
-----------------------------------------
            Steven B. Ratoff

                    *                          Director
-----------------------------------------
        Joseph R. Robinson, Ph.D.



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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 21, 2001

                                 CIMA LABS INC.

                                 BALANCE SHEETS

                                                                       AS OF DECEMBER 31,

                                                                ----------------------------------
                                                                     2000               1999
                                                                ---------------     --------------
                            ASSETS

Current assets:
   Cash and cash equivalents................................    $  91,587,716       $   2,480,698
   Available-for-sale securities............................       10,425,456                  --
   Trade accounts receivable, net...........................        7,679,617           3,058,258
   Interest receivable......................................          970,997                  --
   Inventories, net.........................................        1,381,476           2,772,429
   Prepaid expenses.........................................          226,908              73,042
                                                                -------------       -------------
Total current assets........................................      112,272,170           8,384,427

Other assets:
   Available-for-sale securities............................       61,149,019                  --
   Lease deposits...........................................           40,651             318,699
   Patents and trademarks, net..............................          258,382             207,243
                                                                -------------       -------------
Total other assets..........................................       61,448,052             525,942

Property, plant and equipment:
   Construction in progress.................................        3,437,915           2,150,508
   Equipment................................................       12,023,053           8,817,331
   Leasehold improvements...................................        7,206,712           4,783,420
   Furniture and fixtures...................................          601,008             604,204
                                                                ---------------     -------------
                                                                   23,268,688          16,355,463
   Less accumulated depreciation............................       (7,527,218)         (5,996,024)
                                                                -------------       -------------
                                                                   15,741,470          10,359,439
                                                                -------------       -------------
Total assets................................................    $ 189,461,692       $  19,269,808
                                                                =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................    $     976,576       $   2,402,726
   Accrued compensation.....................................        1,046,453             654,311
   Other accrued expenses...................................          438,478             574,868
   Notes payable............................................               --             195,748
   Deferred revenue.........................................           75,000             137,084
   Current portion of long term debt........................               --             150,000
   Current portion of lease obligations.....................               --              71,485
                                                                -------------       -------------
Total current liabilities...................................        2,536,507           4,186,222

Long term debt..............................................               --           3,350,000
Lease obligations...........................................               --             159,660
                                                                -------------       -------------
Total liabilities...........................................        2,536,507           7,695,882

Stockholders' equity:
   Convertible preferred stock, $0.01 par value:

     5,000,000 shares authorized; none outstanding..........               --                  --
   Common stock, $0.01 par value:
     20,000,000 shares authorized;
     14,358,370, and 9,646,241 shares issued and outstanding
     at December 31, 2000 and 1999, respectively............          143,584              96,462
     Additional paid-in capital.............................      228,631,594          57,454,661
     Accumulated deficit....................................      (41,990,951)        (45,977,197)
     Accumulated other comprehensive income.................          140,958                  --
                                                                -------------       -------------
Total stockholders' equity..................................      186,925,185          11,573,926
                                                                -------------       -------------
Total liabilities and stockholders' equity..................    $ 189,461,692       $  19,269,808
                                                                =============       =============

                             See accompanying notes.

                                 CIMA LABS INC.

                            STATEMENTS OF OPERATIONS


                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                         2000               1999              1998
                                                    ---------------    ---------------   ---------------
Operating revenues:
   Net sales...............................         $   13,406,571       $   4,839,511     $   1,097,465
   Product development fees and licensing..              8,817,209           7,817,846         6,140,894
   Royalties...............................              1,695,315             735,107           373,764
                                                    --------------       -------------     -------------
Total operating revenues...................             23,919,095          13,392,464         7,612,123
                                                    --------------       -------------     -------------
Operating expenses:
   Costs of goods sold.....................             12,409,468           7,545,341         4,475,867
   Research and product development........              4,958,223           4,388,902         3,307,582
   Selling, general and administrative.....              3,880,257           2,836,573         3,137,952
                                                    --------------       -------------     -------------
Total operating expense....................             21,247,948          14,770,816        10,921,401
                                                    --------------       -------------     -------------
Other income (expense)
   Interest income, net....................              2,172,481              10,327           152,366
   Other income (expense)..................                (58,045)            105,666           (30,567)
                                                    --------------       -------------     -------------
                                                         2,114,436             115,993           121,799
                                                    --------------       -------------     -------------
Income (loss) before cumulative effect of a
   change in accounting principle..........         $    4,785,583       $  (1,262,359)    $  (3,187,479)
Cumulative effect of a change in accounting
   principle...............................               (799,337)                 --                --
                                                    --------------       -------------     -------------
Net income (loss)..........................         $    3,986,246       $  (1,262,359)    $  (3,187,479)
                                                    ==============       =============     =============
Net income (loss) per share:
   Basic
     Net income (loss) per share before
      cumulative effect of a change in
      accounting principle..................        $          .43       $        (.13)    $        (.33)
     Net loss per share from cumulative effect
      of a change in accounting principle....                 (.07)                 --                --
                                                    --------------       -------------     -------------
   Net income (loss) per basic share.......         $          .36       $        (.13)    $        (.33)
                                                    ==============       =============     =============
   Diluted
     Net income (loss) per share before
      cumulative effect of a change in
      accounting principle...................       $          .39       $        (.13)    $        (.33)
     Net loss per share from cumulative
      effect of a change in accounting principle              (.07)                 --                --
                                                    --------------       -------------     -------------
   Net income (loss) per diluted share.....         $          .32       $        (.13)    $        (.33)
                                                    ==============       =============     =============
Weighted average shares outstanding:
   Basic...................................             11,150,581           9,615,280         9,610,104
   Diluted.................................             12,384,900           9,615,280         9,610,104

Proforma amounts assuming the accounting
 change were applied retroactively (unaudited):
   Net income (loss).......................         $    4,785,583       $    (873,738)    $  (3,955,980)
   Net income (loss) per diluted share.....         $          .39       $        (.09)    $        (.41)
   Weighted average diluted shares.........             12,384,900           9,615,280         9,610,104


                             See accompanying notes

                                 CIMA LABS INC.

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                          2000               1999               1998
                                                     ----------------    --------------    ---------------
OPERATING ACTIVITIES

Net income (loss)..........................          $   3,986,246       $  (1,262,359)    $  (3,187,479)
Adjustment to reconcile net income (loss) to net
cash provided by (used in) operating activities:
   Depreciation and amortization...........              1,804,276           1,653,319         1,653,017
   Loss on impairment of assets............                374,809             358,291                --
   Gain on sale of property, plant and
     equipment.............................                     --                  --             4,734
   Value of options granted in exchange for services       186,471                  --                --
   Cumulative effect of change in accounting
     principle.............................                799,337                  --                --
   Changes in operating assets and liabilities:
     Accounts receivable...................             (5,592,356)         (1,403,462)          (56,982)
     Inventories...........................              1,390,953          (2,293,384)          151,574
     Prepaid expenses......................               (153,866)              6,824            66,939
     Accounts payable......................             (1,426,150)          1,732,129           541,885
     Accrued expenses......................                255,752             394,136           214,462
     Deferred revenue......................               (861,421)           (322,021)         (282,300)
                                                     -------------       -------------     -------------
Net cash provided by (used in) operating activities        764,051          (1,154,829)         (893,848)
                                                     -------------       -------------     -------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment.             (7,470,095)         (2,819,700)         (406,686)
Purchases of available-for-sale securities.            (77,352,739)                 --                --
Proceeds from maturities of available-for-sale
   securities..............................              5,919,222                  --         3,277,300
Proceeds from sale of property, plant and equipment         15,000                  --            33,000
Patents and trademarks.....................               (157,160)           (105,305)          (88,841)
                                                     -------------       -------------     -------------
Net cash (used in) provided by investing activities    (79,045,772)         (2,925,005)        2,814,773
                                                     -------------       -------------     -------------

FINANCING ACTIVITIES
Proceeds from exercises of stock options...              1,410,084             180,745             5,700
Net proceeds from stock offerings..........            169,627,500                  --                --
Proceeds from (repayment of) long term debt             (3,500,000)          3,500,000                --
Notes payable..............................               (195,748)            195,748                --
Security deposits on leases................                278,048              26,447          (304,495)
Payments on capital lease obligations......               (231,145)            (64,998)          (45,300)
                                                     -------------       -------------     -------------
Net cash provided by (used in) financing activities    167,388,739           3,837,942          (344,095)
                                                     -------------       -------------     -------------
Increase (decrease) in cash and cash
   equivalents.............................             89,107,018            (241,892)        1,576,830
Cash and cash equivalents at beginning of year           2,480,698           2,722,590         1,145,760
                                                     -------------       -------------     -------------
Cash and cash equivalents at end of year...          $  91,587,716       $   2,480,698     $   2,722,590
                                                     =============       =============     =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES

Acquisition of equipment pursuant to capital lease   $          --       $          --     $     341,443


                             See accompanying notes.

                                 CIMA LABS INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                    COMMON STOCK                                 RETAINED          OTHER
                               -----------------------       ADDITIONAL          EARNINGS       COMPREHENSIVE
                                  SHARES       AMOUNT      PAID-IN CAPITAL      (DEFICIT)          INCOME              TOTAL
                               ------------  ---------   ------------------   --------------   ---------------    --------------
BALANCE AT DEC. 31, 1997.......   9,608,394     96,084        57,268,594        (41,527,359)          --            15,837,319
  Net loss.....................          --         --                --         (3,187,479)          --            (3,187,479)
  Stock options exercised......       2,000         20             5,680                 --           --                 5,700
                               ------------  ---------      ------------      -------------     --------         -------------
BALANCE AT DEC. 31, 1998.......   9,610,394     96,104        57,274,274        (44,714,838)          --            12,655,540
  Net loss.....................          --         --                --         (1,262,359)          --            (1,262,359)
  Stock options exercised......      35,847        358           180,387                 --           --               180,745
                               ------------  ---------      ------------      -------------     --------         -------------
BALANCE AT DEC 31, 1999........   9,646,241     96,462        57,454,661        (45,977,197)          --            11,573,926
  Net income...................          --         --                --          3,986,246           --             3,986,246
  Unrealized investment gain...          --         --                --                 --      140,958               140,958
                                                                                                                 -------------
  Comprehensive income                                                                                               4,127,204
  Issuance of common stock in                                                                                    -------------
     connection with a private
     placement, net of offering
     costs of $1,500,000.......   1,100,000     11,000        19,389,000                 --           --            19,400,000
  Issuance of common stock in
     connection with a public
     offering, net of offering
     costs of $10,482,500......   3,197,500     31,975       149,360,525                 --           --           149,392,500
  Stock options exercised in
     connection with public
     offering..................     135,000      1,350           833,650                 --           --               835,000
  Stock options exercised......     279,629      2,797         1,407,287                 --           --             1,410,084
  Value of options granted in
     exchange for services.....          --         --           186,471                 --           --               186,471
                               ------------  ---------      ------------      -------------     --------         -------------
BALANCE AT  DEC 31, 2000.......$ 14,358,370  $ 143,584      $228,631,594      $ (41,990,951)     140,958         $ 186,925,185
                               ============  =========      ============      =============     ========         =============

                             See accompanying notes.

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS ACTIVITY

     CIMA LABS INC. (the "Company"), a Delaware corporation, develops and manufactures fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company's leading proprietary fast-dissolve technologies, are oral dosage forms incorporating taste-masked active drug ingredients into tablets, which dissolve quickly in the mouth without chewing or the need for water. The Company develops applications for technologies that are licensed to pharmaceutical company partners. The Company currently manufactures and packages five pharmaceutical brands incorporating its proprietary fast-dissolve technologies. Revenues are comprised of three components: net sales of products it manufactures; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents

     The Company considers highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

     Available-for-sale securities

     We classify our investments with maturities of over ninety days when purchased as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported as other comprehensive income in stockholders' equity. Fair values of investments are based on quoted market prices, where available, and include accrued interest, if applicable. Dividend and interest income is recognized when earned. As of December 31, 2000, approximately $61.1 million of available-for-sale securities had remaining maturities of 12 to 36 months, while the balance, $10.4 million, had remaining maturities of less than 12 months.

     Financial Instruments

     The Company has entered into forward foreign exchange contracts to hedge firm purchase commitments of assets denominated in foreign currency. Gains and losses are deferred until the specific asset is acquired, and then are recognized as part of the purchase transaction. The total value of foreign exchange contracts at December 31, 2000 and 1999 was approximately $1,850,000 and $0, respectively.

     Patents and Trademarks

     Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. Accumulated amortization was approximately $834,000 at December 31, 2000 and $728,000 at December 31, 1999. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from three to twelve years. Depreciation expense was approximately $1,698,000 in 2000; $1,533,000 in 1999; and $1,538,000 in 1998.

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventories

     Inventories, consisting of finished goods, raw materials and packaging, are valued at cost using the first-in first-out (FIFO) for inventory turn over and control. Inventories are shown net of reserves for obsolescence of approximately $225,000 at December 31, 2000 and $537,000 at December 31, 1999. At December 31,
2000 inventories consisted solely of raw materials and packaging.

     Impairment of Long-Lived Assets

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. During the years ended December 31, 2000 and 1999, the Company recognized approximately $375,000 and $358,000, respectively, of impairment losses on equipment no longer used in operations with an original cost of approximately $557,000 and $1,200,000, respectively, shown as other expense on the Statements of Operations. The cost and associated accumulated depreciation have been removed from the equipment balances on the accompanying December 31, 2000 and 1999 balance sheets.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition

     The Company recognizes revenues from product sales upon shipment; revenues from product development fees as services are rendered and as milestones are achieved; revenues from non-refundable up-front license fees are amortized over the term of the related development agreement; and revenues from royalties are accrued quarterly based on the sales made by a licensee.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 requires that up-front license fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company implemented SAB 101 in its second quarter ended on June 30, 2000, retroactive to January 1, 2000. The Company reported a charge to earnings of $799,337 for the cumulative effect of a change in accounting principle, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle $724,337 or $0.06 per diluted share. The pro forma amounts presented in the Statements of Operations were calculated assuming the accounting change was made retroactively to prior periods.

     For the year ended December 31, 2000, the Company recognized $799,337 in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the year ended December 31, 2000 was to increase income by $799,337.

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Research and Development Costs

     For financial reporting purposes, all costs of research and development activities are expensed as incurred. Research and development activities are performed under contract with the Company's pharmaceutical partners to adapt the Company's fast-dissolve technology to the specific active drug ingredients required by the pharmaceutical partner's products. Revenues earned from these activities are reported as product development fees, licensing revenues and royalties in the Statements of Operations, and related costs are expensed as incurred as research and development expense.

     Reclassifications

     Certain amounts presented in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

3.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive.

                                                                     YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                            2000              1999              1998
                                                       -------------     ------------        -----------
Numerator:
   Net income (loss)                                    $ 3,986,246      $(1,262,359)        $(3,187,479)
                                                        -----------      -----------         -----------
Denominator:
   Denominator for basic net income (loss) per
    share - weighted average shares outstanding          11,150,581        9,615,280           9,610,104
   Effect of dilutive stock options                       1,234,319               --                  --
                                                        -----------      -----------         -----------
   Denominator for diluted net income (loss) per
     share - weighted average shares outstanding         12,384,900        9,615,280           9,610,104
                                                        ===========      ===========          ==========
Basic net income (loss) per share                       $       .36      $      (.13)        $      (.33)
Diluted net income (loss) per share                     $       .32      $      (.13)        $      (.33)


                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

4.   AVAILABLE-FOR-SALE SECURITIES

     The Company's investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders' equity. The Company did not have any available-for-sale securities for the year ended December 31, 1999. As of December 31, 2000, the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of three years or less, are as follows:


                                                                Gross            Gross           Estimated
                                            Amortized        Unrealized        Unrealized          Market
                                               Cost             Gains            Losses            Value
                                          --------------    -------------     ------------     --------------
As of December 31, 2000
     Commercial paper                      $ 4,449,373          $      --        $    813       $  4,448,560
     Asset backed securities                23,217,006             71,690              --         23,288,696
     Corporate bonds and notes              35,445,721            158,688          10,541         35,593,868
     Euro notes                              5,338,075                 --          77,860          5,260,215
     Floating rate notes                     1,998,791                 --              31          1,998,760
     U.S. government securities                984,551                 --             175            984,376
                                           -----------          ---------         -------       ------------
                                           $71,433,517          $ 230,378        $ 89,420       $ 71,574,475
                                           ===========          =========        =========      ============

5.   NOTES PAYABLE AND LONG-TERM DEBT

     Notes Payable

     The Company had a $2,000,000 bank line of credit payable on demand expiring July 14, 2000. Interest was paid at prime plus 2%. The line was secured by accounts receivable and inventory. In May 2000, the Company terminated this bank line after repaying its obligations in full. The Company paid $7,000, $60,000 and $24,000 in interest for the years ended December 31, 2000, 1999 and 1998, respectively.

      Long-Term Debt

      In December 1999 the Company entered into an agreement with one of its pharmaceutical partners whereby the Company received a loan of $3,500,000. Timing of the loan repayments was based upon royalties due to the Company from an affiliate of the lender that signed a license agreement with the Company in May 1999. The Company repaid the loan in full, along with accrued interest, in September 2000. The Company paid approximately $198,000 in interest for the year ended December 31, 2000.

6.    INCOME TAXES

      There is no current or deferred tax expense for the years ended December 31, 2000, 1999 and 1998. The Company utilized net operating loss carry forwards in 2000, and was in a loss position in 1999 and 1998.

      The Company's deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Significant components of deferred income taxes as of December 31, 2000 and 1999 are as follows (in thousands):

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

6.   INCOME TAXES (CONTINUED)

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                           2000                 1999
                                                        ----------            ---------
Deferred assets:
   Net operating loss.......................            $  20,630             $  18,731
   Research tax credit......................                  754                   600
   Accrued vacation.........................                  143                    86
   Inventory reserve........................                   91                   217
   Deferred revenue and other                                 112                    --
                                                        ---------             ---------
                                                           21,730                19,634
Deferred liability:
   Unrealized gains on cash equivalents.....                  139                    --
   Depreciation and amortization............                  187                   524
                                                        ---------             ---------
                                                              326                   524
                                                        ---------             ---------
Net deferred income tax asset...............               21,404                19,110
Valuation allowance.........................              (21,404)              (19,110)
                                                        ----------            ---------
Net deferred income taxes...................            $      --             $      --
                                                        ==========            =========

     The reconciliation between the statutory federal income tax rate of 34% and the effective rate of income tax expense for the years ended December 31:


                                            2000                  1999                 1998
                                      -----------------     -----------------    -----------------
Statutory federal income tax rate            34%                  (34%)                (34%)
Increase (decrease) in taxes
    resulting from:
Increase in (utilization) of net
    operating loss carry forwards           (34)                   34                   34
                                      -----------------     -----------------    -----------------
Effective income tax rate                   --%                   --%                  --%
                                      =================     =================    =================

     The Company's net operating loss carryforwards and research tax credits of approximately $51 million and $754,000, respectively, may be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules. The net operating loss and research tax credit carryforwards expire in the years 2001 to 2020 and the years 2003 to 2015, respectively.

7.   LEASES

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

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

7.   LEASES (CONTINUED)

     Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:


  Year ending December 31:
  2001..........................................................................    $     569,609
  2002..........................................................................          472,145
  2003..........................................................................          380,285
  2004..........................................................................          380,285
  2005..........................................................................          380,285
  Thereafter....................................................................        1,322,123

     Rent expense of operating leases, excluding operating expenses, for the years ended December 31, 2000, 1999, and 1998 was $490,000, $525,000, $519,000,
respectively.

     Capital Leases

     The Company had three leases between 48 and 60 months in length extending through 2003 with Norwest Equipment Finance, Inc. These leases were paid off early in October 2000 and the deposit balance for the leases was recovered at that time.

8.   STOCK OPTIONS

     The Company has an Equity Incentive Plan (the "Plan") under which options to purchase up to 2,650,000 shares of Common Stock may be granted to employees, consultants and others. The Compensation Committee, established by the Board of Directors, establishes the terms and conditions of all stock option grants, subject to the Plan and applicable provisions of the Internal Revenue Code. The options expire ten years from the date of grant and are usually exercisable in annual increments ranging from 25% to 33% beginning one year from the date of grant.

     The Company also has a Directors' Stock Option Plan, which provides for the granting of non-management directors of the Company options to purchase shares of Common Stock. The maximum number of shares with respect to the non-management directors' plan, which options may be granted is 410,000 shares.

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

8.   STOCK OPTIONS (CONTINUED)

     Shares available and options granted for the Equity Incentive Plan are as follows:

                                                                                                          WEIGHTED
                                     SHARES                                                               AVERAGE
                                 AVAILABLE FOR       INCENTIVE      NON-QUALIFIED      TOTAL          EXERCISE PRICE
                                     GRANT         STOCK OPTIONS    STOCK OPTIONS    OUTSTANDING         PER SHARE
                                ---------------    -------------    -------------   ------------      ---------------
Balance at Dec. 31, 1997....        145,435           742,671         359,451        1,102,122            $   5.71
   Granted..................       (492,679)          101,428         391,251          492,679                4.47
   Reserved.................        400,000                --              --               --
   Forfeited................        230,955          (156,259)        (74,696)        (230,955)               6.88
   Exercised................             --            (2,000)             --           (2,000)               2.85
                                  ---------         ---------       ---------       ----------
Balance at Dec. 31, 1998....        283,711           685,840         676,006        1,361,846            $   5.08
   Granted..................       (395,273)          330,596          64,677          395,273                6.51
   Reserved.................        250,000                --              --               --
   Forfeited................        279,024          (126,641)       (152,383)        (279,024)               5.01
   Exercised................             --           (30,087)             --          (30,087)               5.76
                                  ---------         ---------       ---------       ----------
Balance at Dec. 31, 1999....        417,462           859,708         588,300        1,448,008            $   5.47
   Granted..................       (456,962)          147,527         309,435          456,962               24.98
   Forfeited................        224,590          (119,867)       (104,723)        (224,590)               4.90
   Exercised................             --          (245,601)       (143,314)        (388,915)               5.28
                                  ---------         ---------       ---------       ----------
Balance at Dec. 31, 2000....        185,090          641,767         649,698        1,291,465             $  12.53
                                  =========         =========       =========       ==========

Exercisable:
   December 31, 1998                                                                   556,626            $   5.21
   December 31, 1999                                                                   649,137            $   5.51
   December 31, 2000                                                                   506,530            $   5.62


     The following table summarizes information about Equity Incentive Plan options outstanding at December 31, 2000:


                                                      WEIGHTED
                                                      AVERAGE         WEIGHTED
                                                     REMAINING         AVERAGE          NUMBER           WEIGHTED
RANGE OF                            NUMBER          CONTRACTUAL      OUTSTANDING     EXERCISABLE          AVERAGE
EXERCISE PRICES                   OUTSTANDING          LIFE             PRICE        AT 12/31/00      EXERCISE PRICE
------------------------------  ----------------  ----------------  --------------  ---------------  ------------------
$   2.625 - $ 3.99                  108,880         7.6 years         $ 2.91            35,164           $ 3.20
     4.00 -   4.99                  328,550         6.1 years           4.22           225,549             4.15
     5.00 -   5.99                  154,087         6.9 years           5.77           129,337             5.79
     6.00 -   9.99                  107,086         6.3 years           7.48            78,336             7.64
    10.00 -  12.99                  135,900         8.9 years          10.08            27,365            10.09
    13.00 -  19.99                  124,762         9.3 years          16.53             9,429            15.09
    20.00 -  25.00                  202,700         9.5 years          22.26             1,350            23.06
    25.00 -  64.375                 129,500         9.7 years          37.38                --               --
                                -----------                                         ----------
$   2.625 - $64.375               1,291,465         7.8 years        $ 12.53           506,530           $ 5.62
                                ===========                                         ==========

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

8.   STOCK OPTIONS (CONTINUED)

     Shares available and options granted for Directors' Stock Option Plans are as follows:

                                                                                   WEIGHTED AVERAGE
                                     SHARES AVAILABLE        NON-QUALIFIED         EXERCISE PRICE
                                         FOR GRANT           STOCK OPTIONS           PER SHARE
                                     -----------------       --------------       ------------------
Balance at Dec. 31, 1997                   151,430               258,570            $  7.06
    Granted...............                 (37,860)               37,860               2.96
                                         ---------              --------
Balance at Dec. 31, 1998                   113,570               296,430               6.54
    Granted...............                 (40,960)               40,960               2.27
    Exercised.............                      --                (5,760)              1.30
                                         ---------              --------
Balance at Dec. 31, 1999                    72,610               331,630               6.10
    Granted...............                 (28,551)               28,551              16.42
    Exercised.............                      --               (25,714)              7.39
Balance at Dec. 31, 2000                    44,059               334,467            $  6.88
                                         =========             =========


     The following table summarizes the Directors' Stock Option Plans options outstanding at December 31, 2000:


                                                      WEIGHTED
                                                      AVERAGE         WEIGHTED
                                                     REMAINING         AVERAGE          NUMBER           WEIGHTED
RANGE OF                            NUMBER          CONTRACTUAL      OUTSTANDING     EXERCISABLE          AVERAGE
EXERCISE PRICES                   OUTSTANDING          LIFE             PRICE        AT 12/31/00      EXERCISE PRICE
------------------------------  ----------------  ----------------  --------------  ---------------  ------------------

$ 1.083  - $ 3.00                    40,936         7.5 years         $ 1.34             40,936        $ 1.34
  3.01   -   5.00                   133,551         6.4 years           4.47            133,551          4.47
  5.01   -  10.00                   100,000         3.7 years           8.33            100,000          8.33
 10.01   -  19.50                    60,000         6.9 years          13.64             60,000         13.64
                                 ----------                                            --------
$ 1.083  - $19.50                   334,467         5.8 years         $ 6.88            334,467        $ 6.88
                                 ==========                                            ========

     Options outstanding under the plans expire at various dates during the period from December 2002 through October 2010. Exercise prices for options outstanding as of December 31, 2000, ranged from $1.083 to $64.375 per share. The weighted average fair values of options granted at market during the years ended December 31, 2000, 1999 and 1998 were $15.85, $3.71, and $4.36, respectively. Shares granted at prices other than market in the year ended December 31, 2000 had a fair value of $15.23, and an exercise price of $4.95.

     The Company has elected to follow Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for most option grants. However, since options granted under the Non-Employee Directors' Fee Option Plan are granted at a price below market, compensation expense of approximately $72,000 was recognized in the year ended December 31, 2000.

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

8.   STOCK OPTIONS (CONTINUED)

     Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998 respectively; risk-free interest rates of 6.50%, 5.50%, and 5.00%; volatility factor of the expected market price of the Company's common stock of .707, .649, and .630; and a weighted-average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                          2000               1999               1998
                                                      --------------      ------------       ------------
Pro forma net income (loss) (in thousands)........    $    2,171           $  (2,433)         $  (4,240)
Pro forma net income (loss):
   per common share, basic........................    $      .19           $   (0.25)         $   (0.44)
   per common share, diluted......................    $      .18           $   (0.25)         $   (0.44)


9.   DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) plan (the "Plan"), which covers substantially all employees of the Company. Contributions to the Plan are made through employee wage deferrals and employer matching contributions. The employer matching contribution percentage is discretionary and determined each year. In addition, the Company may contribute two discretionary amounts; one to non-highly compensated individuals and another to all employees. To qualify for the discretionary amounts, an employee must be employed by the Company on the last day of the Plan year or have been credited with a minimum of 500 hours of service during the Plan year.

       The 401(k) expense for the years ended December 31, 2000, 1999 and 1998 was $68,000, $38,000 and $36,000, respectively.

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

10.  STOCK OFFERINGS

     In March 2000, the Company completed a private placement of 1.1 million shares of common stock at $19 per share, before commissions and expenses. The offering provided approximately $19.4 million in net cash proceeds to the Company.

     In November 2000, the Company completed a public offering of 3,197,500 shares of common stock at $50 per share, before commissions and expenses. In connection with the offering, certain directors and officers exercised 135,000 stock options, which became part of the public offering. The offering provided approximately $150.2 million in net cash proceeds to the Company.

11.  COMMITMENTS

     The Company has future commitments to purchase fixed assets and leasehold improvements at December 31, 2000 of $4,042,000. These fixed assets are required to complete the second manufacturing line at its Eden Prairie facility.

12.  SEGMENT INFORMATION - MAJOR CUSTOMERS

     The Company operates within a single segment: the development and manufacture of fast-dissolve and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products utilizing the Company's proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities conducted by the Company through collaborative agreements with pharmaceutical companies; and royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company. Less than 10 percent of the Company's revenues are earned from activities conducted or products shipped outside the United States.

     Revenues as a percentage of total revenues from major customers are as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------
                                           2000                1999               1998
                                        -----------          ---------          ----------
American Home Products                      7%                   7%                   0%
AstraZeneca                                13                   18                   26
Bristol-Myers Squibb                        3                    4                    8
N.V. Organon                               33                   25                    2
Novartis                                   36                   42                   44
Schering-Plough                            --                   --                   17
Schwarz Pharma                              6                   --                   --
Other                                       2                    4                    3
                                         ------               -------             -------
Total                                     100%                 100%                 100%


     Trade accounts receivable at December 31, 2000 of approximately $7,680,000 were comprised primarily of the following customers: Organon (48%), Schwarz (15%), Novartis (12%) and AstraZeneca (11%).

                                 CIMA LABS INC.
                          NOTES TO FINANCIAL STATEMENTS

13.   QUARTERLY FINANCIAL DATA -- UNAUDITED


FOR THE THREE MONTHS ENDED
IN THOUSANDS, EXCEPT PER SHARE MOUNTS                MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
----------------------------------------          ------------     ----------     --------------    ------------
2000
Total operating revenues (a)......................$    5,712       $    5,755      $    5,366       $    7,086
Cost of goods sold................................     3,156            3,569           2,692            2,992
Total operating expenses..........................     1,976            2,090           2,265            2,508
Other income (expense), net.......................      (21)              288             213            1,634
                                                  ----------       ----------      ----------       ----------
Income (loss) before cumulative effect of a
 change in accounting principle (a)...............       559              383             623            3,220
Cumulative effect of a change in accounting
 principle, net of income taxes (a)...............     (799)               --              --               --
                                                  ----------       ----------      ----------       ----------
Net income (loss).................................$    (240)       $      383      $      623       $    3,220
                                                  ==========       ==========      ==========       ==========
Per share amounts:
  Basic -- Net income (loss) per share (a)........$    (.02)       $      .04      $      .06       $      .25
                                                  ==========       ==========      ==========       ==========
  Diluted -- Net income (loss) per share (a)......$    (.02)       $      .03      $      .05       $      .22
                                                  ==========       ==========      ==========       ==========
Range of closing stock prices on NASDAQ...........$12.13 - $25.25  $12.56 - $20.69 $20.69 - $52.06  $48.25 - $72.13

1999
Total operating revenues..........................$    1,555       $    3,228      $    4,208       $    4,402
Cost of goods sold................................       824            1,905           2,359            2,457
Total operating expenses..........................     1,795            1,715           2,028            1,688
Other income (expense), net.......................       249               23             (2)            (155)
                                                  ----------       ----------      ----------       ----------
Net income (loss).................................$    (815)       $    (369)      $    (181)       $      103
                                                  ==========       ==========      ==========       ==========
Per share amounts:
  Basic -- Net income (loss) per share............$    (.08)       $    (.04)      $    (.02)       $      .01
                                                  ==========       ==========      ==========       ==========
  Diluted -- Net income (loss) per share..........$    (.08)       $    (.04)      $    (.02)       $      .01
                                                  ==========       ==========      ==========       ==========
Range of closing stock prices on NASDAQ...........$2.53 - $3.44    $2.63 - $4.63   $4.63 - $8.38    $6.00 - $13.50


(a) The Company reported a charge to earnings of $799,337 for the cumulative effect of a change in accounting principle, which was included in income in the Company's Form 10-Q for the six-month period ended June 30, 2000, and reflected herein on a proforma basis for the three-month period ended March 31, 2000. The effect of the change on the three-month period ended March 31, 2000, which has been restated herein for the change, was to increase income before cumulative effect of the change in accounting principle by $550,852. Per share amounts for the three-month period ended March 31, 2000 are presented herein on a pro-forma basis and were calculated assuming the accounting change was made retroactively to January 1, 2000.

CIMA LABS INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                 BALANCE AT        ADDITIONS CHARGED
                                                BEGINNING OF          TO COSTS AND            LESS        BALANCE AT END
             DESCRIPTION                            YEAR                EXPENSES           DEDUCTIONS         OF YEAR
---------------------------------------       --------------      ------------------    --------------- ------------------
Year ended December 31, 2000:
Reserves and allowance deducted
From asset accounts:
    Allowance for doubtful accounts               $  36,000            $       0              $ (36,000)      $        0
    Obsolescence reserve                            536,736              375,091               (686,827)         225,000
                                                  ---------            ---------              ---------       ----------
TOTAL                                             $ 572,736            $ 411,091              $(686,827)      $  225,000

Year ended December 31, 1999:
Reserves and allowance deducted
From asset accounts:
    Allowance for doubtful accounts               $       0            $  36,000              $       0       $   36,000
    Obsolescence reserve                            156,770              379,966                      0          536,736
                                                  ---------            ---------              ---------       ----------
TOTAL                                             $ 156,770            $ 415,966              $       0       $  572,736

Year ended December 31, 1998:
Reserves and allowances deducted from
asset accounts:
  Allowance for doubtful accounts                 $  32,150            $  32,150               ($64,300)      $       0
  Obsolescence reserve                               46,388              110,382                      0         156,770
                                                  ---------            ---------              ---------       ----------
TOTAL                                             $  78,538            $ 142,532               ($64,300)      $ 156,770
