Form 10-Q
period 2001-03-31
CIMA LABS INC
filed 2001-05-11
CIK 833298

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                                            --------------


[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from         to
                                                            -------    -------
                         Commission File Number 0-24424
                                                -------

                                 CIMA LABS INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                             41-1569769
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
           Yes         X                No
                    -------                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 par value                         14,539,293
      ----------------------------                         ----------
                 (Class)                          (Outstanding at May 2, 2001)

                                      INDEX

                                 CIMA LABS INC.

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (Unaudited)

Balance Sheets - March 31, 2001 and December 31, 2000.                                             3

Statements of Operations - Three months ended March 31, 2001 and March
31, 2000                                                                                           4

Statements of Cash Flows - Three months ended March 31, 2001 and
March 31, 2000.                                                                                    5

Notes to Financial Statements.                                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                                             9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.                              22

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative.

Item 6.  Exhibits and Reports on Form 8-K                                                          23

          Signature                                                                                24


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

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 BALANCE SHEETS
                                 CIMA LABS INC.

                                                                                March 31,              December 31,
                                                                                  2001                     2000
                                                                               (Unaudited)              (See note)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  16,811,944            $  91,587,716
   Available-for-sale securities                                                56,861,876               10,425,456
   Trade accounts receivable, net                                                4,344,365                7,679,617
   Interest receivable                                                           1,318,669                  970,997
   Inventories, net                                                              3,199,276                1,381,476
   Prepaid expenses                                                                285,794                  226,908
                                                                             -------------            -------------
Total current assets                                                            82,821,924              112,272,170

Other assets:
   Available-for-sale securities                                                94,923,555               61,149,019
   All other, net                                                                  300,964                  299,033
                                                                             -------------            -------------
Total other assets                                                              95,224,519               61,448,052

Property and equipment:
   Property, plant and equipment                                                26,914,891               23,268,688
   Accumulated depreciation                                                     (8,020,425)              (7,527,218)
                                                                             -------------            -------------
                                                                                18,894,466               15,741,470
                                                                             -------------            -------------
Total assets                                                                 $ 196,940,909            $ 189,461,692
                                                                             =============            =============


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                          $   1,871,645            $     976,576
   Accrued expenses                                                              1,798,286                1,484,931
   Deferred revenue                                                                 95,833                   75,000
                                                                             -------------            -------------
Total current liabilities                                                        3,765,764                2,536,507

Stockholders' equity:
   Convertible preferred stock, $.01 par value; 50,000 shares
     authorized; -0- shares issued and outstanding                                       -                        -
   Common Stock, $.01 par value; 20,000,000 shares authorized;
     14,538,153 and 14,358,370 shares issued and outstanding                       145,382                  143,584
   Additional paid-in capital                                                  230,164,115              228,631,594
   Accumulated deficit                                                         (38,814,601)             (41,990,951)
   Accumulated other comprehensive income                                        1,680,249                  140,958
                                                                             -------------            -------------
Total stockholders' equity                                                     193,175,145              186,925,185
                                                                             -------------            -------------
Total liabilities and stockholders' equity                                   $ 196,940,909            $ 189,461,692
                                                                             =============            =============


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            STATEMENTS OF OPERATIONS
                                 CIMA LABS INC.
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                        March 31,
                                                          --------------------------------------
                                                                2001                 2000
                                                          -----------------    -----------------
Operating revenues:
   Net sales                                              $  3,296,173              $  2,777,578

   Product development fees and licensing                    1,868,217                 2,196,685
   Royalties                                                   791,661                   737,500
                                                          ------------              ------------
                                                             5,956,051                 5,711,763
                                                          ------------              ------------
Operating expenses:
   Cost of sales                                             2,601,428                 3,156,639
   Research and product development                          1,486,228                 1,026,545
   Selling, general and administrative                       1,117,638                   948,488
                                                          ------------              ------------
                                                             5,205,294                 5,131,672
                                                          ------------              ------------

Operating income                                               750,757                   580,091

Other income (expense)                                       2,425,593                   (21,302)
                                                          ------------              ------------

Income before cumulative effect of a
  change in accounting principle                             3,176,350                   558,789
Cumulative effect of a change in accounting
  Principle                                                          -                  (799,337)
                                                          ------------              ------------
Net income (loss)                                         $  3,176,350              $   (240,548)
                                                          ============              ============

Net income (loss) per share:
  Basic
    Net income per share before cumulative
      effect of  a change in accounting principle         $        .22              $        .06
   Net loss per share from cumulative effect of a
     change in accounting principle                                  -                      (.08)
                                                          ------------              ------------
  Net income (loss) per basic share                       $        .22              $       (.02)
                                                          ============              ============

  Diluted
    Net income per share before cumulative
      effect of  a change in accounting principle         $        .20              $        .05
   Net loss per share from cumulative effect of a
     change in accounting principle                                  -                      (.07)
                                                          ------------              ------------
  Net income (loss) per diluted share                     $        .20              $       (.02)
                                                          ============              ============

  Weighted average number of common shares:
   Basic                                                    14,458,728                 9,898,551
   Diluted                                                  15,612,056                11,046,086

See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                                 CIMA LABS INC.

                                   (Unaudited)

                                                                   For the Three Months Ended
                                                                            March 31,
                                                             ---------------------------------------
                                                                   2001                 2000
                                                             ------------------   ------------------
OPERATING ACTIVITIES:
Net income (loss)                                              $  3,176,350         $   (240,548)

Adjustments to reconcile net income or loss to net
 cash used in operating activities:
     Depreciation and amortization                                  520,333              515,029
     Loss on impairment of assets                                         -              400,000
     Cumulative effect of a change in accounting principle                -              799,337
     Changes in operating assets and liabilities:
       Accounts receivable and other assets                       2,928,694             (866,697)
       Inventories                                               (1,817,800)              86,603
       Accounts payable                                             895,069             (536,811)
       Accrued expenses and other                                   313,355             (281,432)
       Deferred revenue                                              20,833             (550,852)
                                                               ------------         ------------
Net cash used in operating activities                             6,036,834             (675,371)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (3,646,203)          (2,597,422)
   Patents and trademarks                                           (29,057)             (17,378)
   Purchases of available-for-sale securities                   (78,671,665)          (1,956,924)
                                                               ------------         ------------
Net cash provided by (used in) investing activities             (82,346,925)          (4,571,724)

FINANCING ACTIVITIES:
   Stock option exercise proceeds                                 1,534,319              521,254
   Net proceeds from stock offerings                                      -           19,400,000
   Payments on capital lease obligations                                  -              (17,239)
                                                               ------------         ------------
Net cash provided by financing activities                         1,534,319           19,904,014
                                                               ------------         ------------

Increase (decrease) in cash and cash equivalents                (74,775,772)          14,656,919
Cash and cash equivalents at beginning of period                 91,587,716            2,480,698
                                                               ------------         ------------
Cash and cash equivalents at end of period                     $ 16,811,944         $ 17,137,617
                                                               ============         ============

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

2. USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. CASH EQUIVALENTS AND INVESTMENTS
The Company's investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders' equity. As of March 31, 2001, the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of three years or less, are as follows:

                                                                GROSS            GROSS           ESTIMATED
                                            AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                               COST             GAINS            LOSSES            VALUE
                                         ---------------------------------------------------------------------
 As of March 31, 2001:
     Commercial paper                        $ 13,153,458    $       1,467          $    823    $  13,154,102
     Asset backed securities                   22,861,459          431,287                 -       23,292,746
     Corporate bonds and notes                 80,490,472        1,051,678                 -       81,542,150
     Euro notes                                18,371,828          209,505                 -       18,581,333
     Floating rate notes                       15,227,964              689            13,553       15,215,100
     U.S. government securities                         -                -                 -                -
                                         ---------------------------------------------------------------------
Totals - March 31, 2001                      $150,105,181    $   1,694,626          $ 14,376    $ 151,785,431
                                         =====================================================================

As of December 31, 2000:
     Commercial paper                        $ 4,449,373     $           -          $    813    $   4,448,560
     Asset backed securities                   23,217,006           71,690                 -       23,288,696
     Corporate bonds and notes                 35,445,721          158,688            10,541       35,593,868
     Euro notes                                 5,338,075                -            77,860        5,260,215
     Floating rate notes                        1,998,791                -                31        1,998,760
     U.S. government securities                   984,551                -               175          984,376
                                         ---------------------------------------------------------------------
Totals - December 31, 2000                   $ 71,433,517    $     230,378          $ 89,420    $  71,574,475
                                         =====================================================================

4. INCOME (LOSS) PER SHARE
Income (loss) per share for the three months ended March 31, 2001 and 2000 are summarized in the following table:

                                                                    Three Months Ended
                                                      ------------------------------------------------
                                                         March 31, 2001            March 31, 2000
                                                      ----------------------    ----------------------
Numerator:
  Net income (loss)                                   $      3,176,350          $       (240,548)
                                                      ======================    ======================
Denominator:
   Denominator for basic earnings (loss)
      per share - weighted average shares
      outstanding                                           14,458,728                 9,898,551
      Effect of dilutive stock options                       1,153,328                         -
                                                      ----------------------    ----------------------
   Denominator for diluted earnings (loss) per
     share - weighted average shares outstanding            15,612,056                 9,898,551
                                                      ======================    ======================

Basic earnings (loss) per share                       $            .22          $           (.02)
Diluted earnings (loss) per share                     $            .20          $           (.02)

5.  COMPREHENSIVE INCOME
Comprehensive income consists of net income and net unrealized gains on available-for-sale securities.

                                                                    Three Months Ended
                                                      ------------------------------------------------
                                                         March 31, 2001            March 31, 2000
                                                      ----------------------    ----------------------
Net income (loss)                                        $   3,176,350            $     (240,548)
    Unrealized gain on available-for-sale
         securities                                          1,539,291                         -
                                                      ----------------------    ----------------------
Total comprehensive income (loss)                        $   4,715,641            $     (240,548)
                                                      ======================    ======================


6. INVENTORIES
Inventories are stated at the lower of cost (first in, first out) or fair market value, whichever is lower.

                                                         March 31, 2001            March 31, 2000
                                                      ----------------------    ----------------------
Raw materials                                              $ 2,311,408               $ 1,966,463
Finished products                                              887,868                   719,363
                                                      ----------------------    ----------------------
                                                           $ 3,199,276               $ 2,685,826
                                                      ----------------------    ----------------------

7. SEGMENT INFORMATION - MAJOR CUSTOMERS
The Company operates within a single segment: the development and manufacture of fast-dissolve and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products utilizing the Company's proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities conducted by the Company through collaborative agreements with pharmaceutical companies; and royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company. Less than 10 percent of the Company's revenues are earned from activities conducted or products shipped outside the United States.

Revenues as a percentage of total revenues from major customers are as follows:

                                                      Three Months Ended
                                      ---------------------------------------------------
                                          March 31, 2001              March 31, 2000
                                      -----------------------     -----------------------
AstraZeneca                                        39%                         15%
N.V. Organon                                       23                          24
Novartis                                           19                          48
Schwarz Pharma                                     11                           -
Other                                               8                          13
                                      -----------------------     -----------------------
Total                                             100%                        100%

Trade accounts receivable at March 31, 2001 of approximately $4,344,000 were comprised primarily of the following customers: Organon (21%), Schwarz (1%), Novartis (22%), Bristol-

Myers Squibb (15%) and AstraZeneca (39%).

8. RECLASSIFICATIONS
Certain prior period balances have been reclassified in order to conform with the presentation for the three months ended March 31, 2001. These reclassifications have no impact on the net loss or shareholders' equity as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We make many statements in this Quarterly Report on Form 10-Q under the captions Management's Discussion and Analysis of Financial Condition and Results of Operations, and Factors That Could Affect Future Results and elsewhere, which are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend and plan and similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in Factors That Could Affect Future Results and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

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

OVERVIEW

We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv technologies. We have agreements with several pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. We currently manufacture five commercial pharmaceutical brands using our fast-dissolve technologies. These products include Triaminic for Novartis, Tempra for Bristol-Meyers Squibb and Zomig for AstraZeneca. We operate within a single segment: pharmaceutical product development. Our revenues are comprised of three components: net sales of products utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. In addition, we are currently developing other drug delivery technologies.

Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for our products by patients, new product introductions, the seasonal nature of some of our products and pharmaceutical company ordering patterns. Our ability to generate product sales and royalty revenues in excess of our current forecast for 2001 may be constrained by our manufacturing capacity. We expect a second production line, now being developed, to be operational in the second half of 2001. Revenues from product development fees and licensing revenue will fluctuate from quarter to quarter and from year to year depending on, among other factors, the number of new collaborative agreements that we enter into; the number of product development milestones we achieve under collaborative agreements, including making submissions to, and obtaining approvals from, the FDA for products in development; and the level of our development activity conducted for pharmaceutical companies under collaborative agreements.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

Operating Revenues. Our total operating revenues were $6.0 million in the first quarter of 2001, compared to $5.7 million in the first quarter of 2000. Operating revenues from AstraZeneca, Organon and Novartis, our three largest pharmaceutical company partners, together represented 81% and 87% of our total operating revenues in first quarters of 2001 and 2000, respectively. The increase in total operating revenues was due to higher sales of products we manufacture and royalties on our pharmaceutical company partners' sales of CIMA developed fast dissolve products, partially offset by lower product development fees and licensing revenue.

Revenues from net sales of products we manufacture totaled $3.3 million in the first quarter of 2001, compared to $2.8 million in the first quarter of 2000. The increase of $500,000 is due to shipments of branded prescription products, including recently approved U.S. launch supplies for Remeron SolTab, NuLev and Zomig-ZMT, as well as increased international shipments of Zomig Rapimelt. In the first quarter of 2000, our manufacturing was dedicated principally to over-the-counter products. In the first quarter of 2001, shipments of over-the-counter products were substantially below year-earlier levels due to a shift of scheduled shipments from the first to the second quarter of 2001 and, as planned, we expect to more evenly distribute over-the-counter shipments throughout 2001. In 2001, revenues from sales of branded prescription products are expected to exceed 50% of total sales of products using our drug delivery technologies.

Product development fees and licensing revenues were $1.9 million in the first quarter of 2001, compared to $2.2 million in the first quarter of 2000. The decrease of $300,000 is primarily due to lower amortization of deferred revenue due to our change in accounting policy for up-front license fees, which resulted from the implementation of SAB 101, retroactive to January 1, 2000. Product development fees and licensing revenues include amortization of deferred revenue of $79,000 and $851,000 in the first quarters of 2001 and 2000, respectively. Product development fees and licensing revenues in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies. In 2001, we expect this revenue category to decline as a percentage of total operating revenues.

Royalties were $792,000 in the first quarter of 2001, compared to $737,000 in the first quarter of 2000. The increase of $55,000 is due primarily to strong European sales by AstraZeneca of

Zomig Rapimelt, initial U.S. launch sales of Remeron SolTab and NuLev, which were partially offset by lower royalties on over-the counter products. Effective with the first quarter of 2001, royalties payable by Bristol-Myers Squibb for Tempra were based on a lower minimum annual payment schedule. In 2001, we expect royalties to increase in terms of dollar amounts and as a percentage of total operating revenues.

Cost of goods sold. Cost of goods sold was $2.6 million in the first quarter of 2001, compared to $3.2 million in the first quarter of 2000. The decrease of $600,000 is principally due to improved manufacturing efficiencies and product mix. Manufacturing quantities of over-the-counter products comprised over 90% of our volume in the first quarter of 2000, compared to less than 30% in the first quarter of 2001. Our over-the-counter products cost more to make on a per unit basis than our branded prescription products because we incur all costs necessary to manufacture and package the finished over-the counter product. The active drug ingredients, and sometimes the packaging, for our branded prescription products are typically not included in cost of goods sold because the pharmaceutical company partner that produces the active drug ingredient incurs these costs directly. In 2001, we expect cost of goods sold to increase, consistent with our expectation for higher production volumes of branded prescription products.

Gross profit margins on product sales were $695,000 in the first quarter of 2001, compared to negative gross margins of $(379,000) in the first quarter of 2000. The $1.1 million improvement is principally due to significant increases in production volumes of higher margin branded prescription products. In 2001, we expect gross profit margins on product sales to increase in terms of dollar amounts and as a percentage of sales of our products, but not necessarily in each quarter, consistent with our expectation for higher production volumes of branded prescription products.

Research and product development expenses. Research and product development expenses were $1.5 million in the first quarter of 2001, compared to $1.0 million in the first quarter of 2000. The increase of $460,000 is due primarily to increased development activity for AstraZeneca, Novartis and partner funded feasibility projects for potential new products, as well as additional development activities related to our OraVescent technology. In 2001, we expect research and product development expense to increase significantly in the second half of the year in support of additional development activities on our OraVescent technology and on internally developed products utilizing our OraSolv and DuraSolv technologies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.1 million in the first quarter of 2001, compared to $948,000 in the first quarter of 2000. The increase of $169,000 is due primarily to costs associated with increased professional staffing. In 2001, we expect selling, general and administrative expenses to increase moderately as we continue to make investments in people and systems to support our anticipated growth.

Other income (expense). Other income was $2.4 million in the first quarter of 2001, compared to other expense of $21,000 in the first quarter of 2000. Other income consists primarily of interest income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. The increase of $2.4 million is due primarily due to higher levels of cash available for investment as a result of the completion of a private placement in March 2000 and a public offering in November 2000. In 2001, we expect other income to increase significantly from year 2000 levels due to anticipated levels of cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing revenues, and royalties.

Working capital decreased from $109.7 million at December 31, 2000 to $79.1 million at March 31, 2001. The decrease of $30.6 million is due primarily to the purchase of $33.7 million in available-for-sale securities that mature in more than one-year year, which are classified as other assets, and approximately $3.6 million in expenditures for capital improvements to our manufacturing facility. This decrease is partially offset by a net increase in working capital from other operating activities, principally collecting accounts receivable. We invest excess cash in interest-bearing money market accounts and investment grade securities.

We plan to spend approximately $2.0 to $3.0 million over the next three months to complete various improvements to our Eden Prairie manufacturing facility, including construction of a second production line. During the next twelve months, we also expect to complete the planning for, and commence the construction or acquisition of, a second manufacturing and distribution facility. We expect this facility to be operational in 2003. We may also refinance or purchase our Eden Prairie and Brooklyn Park facilities, which are currently leased under operating leases. In addition, we expect to fund additional product development activities related to our OraVescent technology and to develop proprietary products using our OraSolv and DuraSolv technologies, as well as acquire new technologies. We believe that our cash and cash equivalents and marketable securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-Q. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations.

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.

Revenues from AstraZeneca, Organon and Novartis together represented approximately 82% and 87% of our total operating revenues for the year ended December 31, 2000 and for the quarter ended March 31, 2001, respectively. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

Even if our products receive regulatory approval, either in the U.S. or internationally, we will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

     -    adverse drug experience reporting regulations;
     -    product promotion;
     - product manufacturing, including good manufacturing practice requirements; and
     -    product changes or modifications.

If we fail to comply or maintain compliance with these laws and regulations, we may be fined or barred from selling our products. If the FDA determines that we are not complying with the law, it can:

     -    issue warning letters;
     -    impose fines;
     -    seize products or order recalls;
     -    issue injunctions to stop future sales of products;
     - refuse to permit products to be imported into, or exported out of, the U.S.;
     -    totally or partially suspend our production;
     -    withdraw previously approved marketing applications; and
     -    initiate criminal prosecutions.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

Although we were profitable for the year ended December 31, 2000 and the quarter ended March 31, 2001, we have accumulated aggregate net losses from inception of approximately $42.0 and $38.8 million, respectively. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. In the year 2000, revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 36% of our total revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.
The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2000, the closing sale price for our common stock ranged from $12.13 to $72.13. In the quarter ended March 31, 2001, the closing sale price of our common stock ranged from $46.75 to $73.38. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

     -    fluctuations in our operating results;
     - announcements of technological collaborations, innovations or new products by us or our competitors;
     -    governmental regulations;
     - developments in patent or other proprietary rights owned by us or others;
     -    public concern as to the safety of drugs developed by us or others;
     - the results of pre-clinical testing and clinical studies or trials by us or our competitors;
     -    litigation;
     - decisions by our pharmaceutical company partners relating to the products incorporating our technologies;
     - actions by the FDA in connection with submissions related to the products incorporating our technologies; and
     -    general market conditions.

Our Operating Results May Fluctuate, Causing Our Stock Price To Fall. Fluctuations in our operating results may lead to fluctuations, including declines, in our stock price. Our operating results may fluctuate from quarter to quarter and from year to year depending on:

     -    demand by consumers for the products we produce;
     -    new product introductions;
     - the seasonal nature of the products we produce to treat seasonal ailments;
     -    pharmaceutical company ordering patterns;
     -    our production schedules;
     -    the number of new collaborative agreements that we enter into;
     - the number and timing of product development milestones that we achieve under collaborative agreements;
     - the level of our development activity conducted for, and at the direction of, pharmaceutical companies under collaborative agreements; and
     - the level of our spending on new drug delivery technology development and technology acquisition, and internal product development.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at March 31, 2001 have remaining maturities ranging from 3 to 36 months and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $151.8 million at March 31, 2001, and represented 77% of total assets. We have a contractual commitment to purchase assets for our manufacturing expansion, which commitment is denominated in foreign currency, but we have entered into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of March 31, 2001, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT       DESCRIPTION OF DOCUMENT                                                METHOD OF FILING
    -------       -----------------------                                                ----------------
    3.1           Fifth Restated Certificate of Incorporation.(1)                         Incorporated by
                                                                                             Reference
    3.2           Third Restated Bylaws.(2)                                               Incorporated by
                                                                                             Reference

    4.1           Form of Certificate for Common Stock.(3)                                Incorporated by
                                                                                             Reference

    4.2           Rights Agreement dated March 14, 1997, between                          Incorporated by
                  the Registrant and Norwest Bank Minnesota, N.A.                            Reference
                  as Rights Agent.(4)



(1) Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1994, File No. 0-24424.

(2) Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q for the period ended June 30, 1999, File No. 0-24424.

(3) Incorporated by reference to an exhibit to the Registrants Registration Statement on Form S-1, File No. 33-80194.

(4) Incorporated by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, filed March 25, 1997, File No. 0-24424.


(b) Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              CIMA LABS INC.
                                              --------------
                                                Registrant


     Date  May 10, 2001        By             /s/ David A. Feste
           -------------                      ------------------
                                              David A. Feste
                                           Chief Financial Officer
                                          (principal financial and
                                          accounting officer, duly
                                        authorized to sign on behalf of
                                                the registrant)