Form 10-Q
period 2001-06-30
CIMA LABS INC
filed 2001-08-13
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-24424

CIMA LABS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1569769

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN 55344-9361	(952) 947-8700

(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      Yes     X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,713,046
(Class)	(Outstanding at August 3, 2001)

INDEX

CIMA LABS INC.

CIMA and the CIMA logo are trademarks of CIMA. All other trademarks used in this report are the property of their respective owners. We have registered “CIMA®,” “CIMA LABS INC.®,” and “OraSolv®” as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks “OraSolvSR™,” “DuraSolv™,” “PakSolv™,” “OraVescent™SL/BL” and “OraVescent™SS.” “Triaminic®” and “Softchews®” are trademarks of Novartis. “Zomig®,” “Zomig-ZMT™” and “Rapimelt™” are trademarks of AstraZeneca. “Remeron®” and “SolTab™” are trademarks of Organon. “Tempra®” is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. “FirsTabs™” is a trademark of Bristol-Myers Squibb. “NuLev™” is a trademark of Schwarz Pharma.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
CIMA LABS INC.

	June 30,	December 31,
	2001	2000
	(Unaudited)	(See note)

Assets

Current assets:

Cash and cash equivalents	$12,501,114	$91,587,716

Available-for-sale securities	42,189,721	10,425,456

Trade accounts receivable, net	6,343,357	7,679,617

Interest receivable	2,285,506	970,997

Inventories, net	3,684,423	1,381,476

Prepaid expenses	289,427	226,908

Total current assets	67,293,548	112,272,170

Other assets:

Available-for-sale securities	113,854,915	61,149,019

All other, net	3,126,515	299,033

Total other assets	116,981,430	61,448,052

Property and equipment:

Property, plant and equipment	29,226,181	23,268,688

Accumulated depreciation	(8,555,156)	(7,527,218)

	20,671,025	15,741,470

Total assets	$204,946,003	$189,461,692

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$2,344,714	$976,576

Accrued expenses	1,766,643	1,484,931

Deferred revenue	83,333	75,000

Total current liabilities	4,194,690	2,536,507

Stockholders’ equity:

Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	–	–

Common Stock, $.01 par value; 60,000,000 shares authorized; 14,705,606 and 14,358,370 shares issued and outstanding	147,056	143,584

Additional paid-in capital	234,116,728	228,631,594

Accumulated deficit	(35,320,457)	(41,990,951)

Accumulated other comprehensive income	1,807,986	140,958

Total stockholders’ equity	200,751,313	186,925,185

Total liabilities and stockholders’ equity	$204,946,003	$189,461,692

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Statements of Operations
CIMA LABS INC.
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues:

Net sales	$4,600,935	$3,318,777	$7,897,109	$6,096,355

Product development fees and licensing	2,043,100	2,194,528	3,911,317	4,391,213

Royalties	1,414,750	241,500	2,206,411	979,000

	8,058,785	5,754,805	14,014,837	11,466,568

Operating expenses:

Cost of goods sold	4,116,781	3,568,575	6,718,205	6,725,214

Research and product development	1,363,820	1,190,564	2,850,048	2,217,109

Selling, general and administrative	1,310,008	900,354	2,427,647	1,848,842

	6,790,609	5,659,493	11,995,900	10,791,165

Operating income	1,268,176	95,312	2,018,937	675,403

Other income:

Interest, net	2,383,589	293,315	4,887,723	282,546

Other income (expense)	(115)	(5,309)	(1,245)	(15,842)

	2,383,474	288,006	4,886,478	266,704

Income before provision of income taxes	3,651,650	383,318	6,905,415	942,107

Provision for income taxes	157,510	–	234,921	–

Income before cumulative effect of a change in accounting principle	3,494,140	383,318	6,670,494	942,107

Cumulative effect of change in accounting principle	–	–	–	(799,337)

Net income	$3,494,140	$383,318	$6,670,494	$142,770

Net income per share:

Basic Income per share before cumulative effect of a change in accounting principle	$.24	$.04	$.46	$.09

Loss per share from the cumulative effect of a change in accounting principle	.00	.00	.00	(.08)

Net income per basic share	$.24	$.04	$.46	$.01

Diluted Income per share before cumulative effect of a change in accounting principle	$.22	$.03	$.43	$.08

Loss per share from the cumulative effect of a change in accounting principle	.00	.00	.00	(.07)

Net income per diluted share	$.22	$.03	$.43	$.01

Weighted average number of shares:

Basic	14,605,909	10,857,106	14,524,699	10,375,963

Diluted	15,647,303	11,841,178	15,542,942	11,393,366

See accompanying notes.

Statements of Cash Flows
CIMA LABS INC.

(Unaudited)

	For the Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net income	$6,670,494	$142,770

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,086,050	743,808

Income tax benefit on stock options exercised	2,700,000	–

Deferred income taxes	(2,700,000)	–

Loss on impairment of assets	–	400,000

Cumulative effect of a change in accounting principle	–	799,337

Changes in operating assets and liabilities:

Accounts receivable and other assets	1,257,039	(2,134,305)

Interest receivable	(1,314,509)	(53,042)

Inventories	(2,302,947)	869,900

Accounts payable	1,368,138	(1,715,329)

Accrued expenses and other	281,712	(198,324)

Deferred revenue	8,333	(649,337)

Net cash provided by (used in) operating activities	7,054,310	(1,794,522)

Investing activities:

Purchases of property, plant and equipment	(5,957,491)	(4,913,955)

Patents and trademarks	(168,894)	(37,139)

Purchases of available-for-sale securities	(119,763,794)	(5,919,222)

Sales of available-for-sale securities	36,960,661	–

Net cash used in investing activities	(88,929,518)	(10,870,316)

Financing activities:

Stock option exercise proceeds	2,788,606	530,803

Net proceeds from stock offerings	–	19,400,000

Security deposits on leases	–	152,085

Notes payable	–	(88,561)

Payments on capital lease obligations	–	(34,892)

Net cash provided by financing activities	2,788,606	19,959,435

Increase (decrease) in cash and cash equivalents	(79,086,602)	7,294,597

Cash and cash equivalents at beginning of period	91,587,716	2,480,698

Cash and cash equivalents at end of period	$12,501,114	$9,775,295

See accompanying notes.

CIMA LABS INC.
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation
CIMA LABS INC. (the “Company”), a Delaware corporation, develops and manufactures fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s leading proprietary fast-dissolve technologies, are oral dosage forms incorporating taste-masked active drug ingredients into tablets, which dissolve quickly in the mouth without chewing or the need for water. The Company develops applications for technologies that are licensed to pharmaceutical company partners. The Company currently manufactures and packages five pharmaceutical brands incorporating its proprietary fast-dissolve technologies. Revenues are comprised of three components: net sales of products it manufactures; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

2. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. Cash Equivalents and Investments
The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of June 30, 2001, the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of three years or less, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of June 30, 2001:

Asset backed securities	$28,505,674	$441,172	$–	$28,946,846

Corporate bonds and notes	75,450,712	1,114,634	2,156	76,563,190

Euro notes	18,355,018	263,332	–	18,618,350

Floating rate notes	31,925,246	15,058	24,054	31,916,250

Totals – June 30, 2001	$154,236,650	$1,834,196	$26,210	$156,044,636

As of December 31, 2000:

Commercial paper	$4,449,373	$–	$813	$4,448,560

Asset backed securities	23,217,006	71,690	–	23,288,696

Corporate bonds and notes	35,445,721	158,688	10,541	35,593,868

Euro notes	5,338,075	–	77,860	5,260,215

Floating rate notes	1,998,791	–	31	1,998,760

U.S. government securities	984,551	–	175	984,376

Totals – December 31, 2000	$71,433,517	$230,378	$89,420	$71,574,475

4. Income Per Share
Income per share for the three and six months ended June 30, 2001 and 2000 are summarized in the following table:

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Numerator:

Net income	$3,494,140	$383,318	$6,670,494	$142,770

Denominator:

Denominator for basic earnings per share – weighted average shares outstanding	14,605,909	10,857,106	14,524,699	10,375,963

Effect of dilutive stock options	1,041,394	984,072	1,018,243	1,017,403

Denominator for diluted earnings per share – weighted average shares outstanding	15,647,303	11,841,178	15,542,942	11,393,366

Basic earnings per share	$.24	$.04	$.46	$.01

Diluted earnings per share	$.22	$.03	$.43	$.01

5. Comprehensive Income
Comprehensive income consists of net income and net unrealized gains on available-for-sale securities.

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income	$3,494,140	$383,318	$6,670,494	$142,770

Unrealized gain on available-for-sale securities	127,737	–	1,667,028	–

Total comprehensive income	$3,621,877	$383,318	$8,337,522	$142,770

6. Inventories
Inventories are stated at the lower of cost (first in, first out) or fair market value, whichever is lower.

	June 30, 2001	June 30, 2000

Raw materials	$2,675,172	$1,817,322

Work in process	84,263	55,422

Finished products	924,988	29,785

	$3,684,423	$1,902,529

7. Tax Expense
Provisions for income taxes for the three and six month periods ended June 30, 2001 reflect provisions for non-U.S. withholding taxes on the Company’s royalty income paid from sources outside the U.S. and state franchise taxes. At December 31, 2000, the Company had a valuation reserve of $21.4 million and a net deferred tax asset of $21.4 million. At June 30, 2001, the Company reduced its valuation reserve by $2.7 million to reflect its current estimate of realizable deferred tax assets related to net operating loss carryforwards.

8. Segment Information – Major Customers
The Company operates within a single segment: the development and manufacture of fast-dissolve and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products utilizing the Company’s proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities conducted by the Company through collaborative agreements with pharmaceutical companies; and royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company. Less than 10 percent of the Company’s revenues are earned from activities conducted outside the United States.

Revenues as a percentage of total revenues from major customers are as follows:

	For the Three Months Ended		For The Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

American Home Products	2%	16%	1%	12%

AstraZeneca	21	6	29	11

Bristol-Myers Squibb	1	3	1	3

Organon	33	15	29	20

Novartis	31	59	26	54

Schwarz Pharma	7	–	8	–

Other	5	1	6	–

Total	100%	100%	100%	100%

Trade accounts receivable at June 30, 2001 of approximately $6,343,000 were comprised primarily of the following customers: Organon (21%), Novartis (35%) and AstraZeneca (28%).

9. Reclassifications
Certain prior period balances have been reclassified in order to conform with the presentation for the three and six months ended June 30, 2001. These reclassifications have no impact on the net loss or shareholders’ equity as previously reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make many statements in this Quarterly Report on Form 10-Q under the captions Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Factors That Could Affect Future Results and elsewhere, which are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend, plan and other similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in Factors That Could Affect Future Results and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

These forward-looking statements include statements relating to the timing of the operation, and potential capacity, of our second production line; expected growth in product sales in the second half of 2001; the expected construction of a second manufacturing facility; future expense levels; the timing of availability of products; expected demand for products using our technologies and the adequacy of our production capacity; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv technologies. We have agreements with several pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. We currently manufacture five commercial pharmaceutical brands using our fast-dissolve technologies. These products include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Meyers Squibb, Remeron SolTab for Organon, NuLev for Schwarz Pharma and Zomig-ZMT and Rapimelt for AstraZeneca. We operate within a single segment: the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components: net sales of products utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. In addition, we are currently developing other drug delivery technologies.

Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand for our products by patients, new product introductions, the seasonal nature of some of our products and pharmaceutical company ordering patterns. Our ability to generate product sales and royalty revenues in excess of our current forecast for 2001 may be constrained by our manufacturing capacity. We have completed the installation of a second production line, which is expected to more than double annualized manufacturing capacity, but this line will not be fully operational until validation activities for each of our products are completed during the third quarter of 2001. Revenues from product development fees and licensing revenue will fluctuate from quarter to quarter and from year to year depending on, among other factors, the number of new collaborative agreements that we enter into; the number of product development milestones we achieve under collaborative agreements, including making submissions to, and obtaining approvals from, the FDA for products in development; and the level of our development activity conducted for pharmaceutical companies under collaborative agreements.

Results of Operations

Three and Six Month Periods Ended June 30, 2001 and 2000

Operating Revenues. Total operating revenues for the second quarter ended June 30, 2001 were $8.1 million, an increase of $2.3 million, or 40%, over the same period in 2000, and for the first half of 2001, total operating revenues were $14.0 million, an increase of $2.5 million, or 22%, over same period in 2000. Operating revenues from AstraZeneca, Organon and Novartis, our three largest pharmaceutical company partners, together represented 85% and 84% of our total operating revenues in the second quarter and first half of 2001, respectively, compared to 80% and 85% for the second quarter and first half of 2000, respectively. The increases in total operating revenue were due to higher manufacturing volumes of products we sell to, and royalties paid by, our pharmaceutical company partners, partially offset by lower product development fees and licensing revenue.

Revenues from net sales of products we manufacture for the second quarter of 2001 were $4.6 million, an increase of $1.3 million, or 39%, over the same period of 2000, and for the first half of 2001, net sales of products we manufacture were $7.9 million, an increase of $1.8 million, or 30%, over the same period of 2000. The second quarter and first half increases were due primarily to shipments of Remeron SolTab, NuLev and Zomig-ZMT, which were introduced in the U.S. during the first half of 2001, as well as international shipments of Zomig Rapimelt. Shipments of over-the-counter products were substantially below year-earlier levels, which were concentrated primarily in the first half of 2000, but shipments have been more evenly distributed in the first half of 2001 and we expect this distribution to continue during the second half of this year. In 2001, revenues from sales of branded prescription products are expected to be near 50% of total sales of products using our drug delivery technologies.

Revenues from product development fees and licensing were $2.0 million in the second quarter of 2001, a decrease of $200,000, or 7%, from the same period of 2000, and for the first half of 2001, product development fees and licensing were $3.9 million, a decrease of $500,000, or 11%, from the same period of 2000. The decreases for the second quarter and the first half of 2001 were primarily due to lower amortization of deferred revenue for up-front license fees, partially offset by higher product development fees. Product development fees and licensing includes amortization of deferred revenue of $13,000 and $92,000 in the second quarter and first half of 2001, respectively, compared to $248,000 and $1.1 million in the same periods of 2000, respectively. Revenues from product development fees and licensing in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies. In 2001, we expect this revenue category to decline as a percentage of total operating revenues.

Royalties were $1.4 million in the second quarter of 2001, an increase of $1.2 million, or 486%, over the same period of 2000, and for the first half of 2001, royalties were $2.2 million, an increase of $1.2 million, or 125%, over the same period of 2000. The increases were primarily due to strong European sales by AstraZeneca of Zomig Rapimelt, as well as U.S. launch sales of Zomig-ZMT, Remeron SolTab and NuLev, which were partially offset by lower royalties on over-the-counter products. In 2001, we expect royalties to increase in terms of dollar amounts and as a percentage of total operating revenues.

Cost of goods sold. Cost of goods sold increased to $4.1 million in the second quarter of 2001 from $3.6 million in the second quarter of 2000, and cost of goods sold in the first half of both 2001 and 2000 was $6.7 million. The second quarter increase of $548,000 was principally due to higher production volumes over the same period in 2000, partially offset by lower per unit manufacturing costs resulting from improved efficiencies and a shift in our product mix to products that cost less to produce. Cost of goods sold in first half of 2001 was comparable to the same period of 2000, which given the higher production volumes over the same period in 2000, reflects lower per unit manufacturing costs resulting from improved manufacturing efficiencies and a shift in our product mix to products that cost less to produce. Manufacturing quantities of over-the-counter products comprised almost 95% of our manufacturing unit volume in the first half of 2000, compared to less than 50% in the first half of 2001. In 2001, we expect cost of goods sold to increase, consistent with our expectation for higher production volumes of branded prescription products.

Gross profits on product sales were $484,000 and $1.2 million in the second quarter and first half of 2001, respectively, compared to negative gross profits in the same periods of 2000. The improvements were principally due to significant increases in production volumes of higher margin branded prescription products. In the second half of 2001, we expect gross profits on product sales to increase in terms of dollar amounts and as a percentage of sales of our products, but not necessarily in each quarter, consistent with our expectation for higher production volumes of branded prescription products.

Research and product development expenses. Research and product development expenses were $1.4 million in the second quarter of 2001, an increase of $173,000, or 15%, over the same period of 2000, and for the first half of 2001, these expenses were $2.9 million, an increase of $633,000, or 29%, over the same period of 2000. The increases were due primarily to increased development activity for AstraZeneca, Organon and partner funded feasibility projects for potential new products, as well as additional development activities related to our OraVescent technology. We expect research and product development expenses to increase significantly in the second half of this year in support of development activities on internally developed proprietary products utilizing our OraSolv, DuraSolv and OraVescent technologies.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.3 million in the second quarter of 2001, an increase of $410,000, or 46%, over the same period of 2000, and for the first half of 2001, these expenses were $2.4 million, an increase of $579,000, or 31%, over the same period of 2000. The increases were due primarily to costs associated with increased professional staffing and infrastructure improvements. In 2001, we expect selling, general and administrative expenses to increase moderately as we continue to make investments in infrastructure to support our anticipated growth.

Other income (expense). Other income was $2.4 million in the second quarter of 2001, an increase of 2.1 million, over the same period of 2000, and for the first half of 2001, other income was $4.9 million, an increase of $4.6 million, over the same period of 2000. Other income consists primarily of interest income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. The increases were primarily due to higher levels of cash available for investment as a result of the completion of a private placement in March 2000 and a public offering in November 2000. In subsequent quarters, we expect other income to decrease if the declining interest rate environment continues.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing revenues, and royalties.

Working capital decreased from $109.7 million at December 31, 2000 to $63.1 million at June 30, 2001. The decrease of $46.6 million was due primarily to the purchase of $52.7 million in available-for-sale securities that mature in more than one year, which are classified as other assets, and approximately $6.0 million in expenditures for capital improvements to our manufacturing facility. This decrease was partially offset by increases in cash from operations and the exercise of stock options. We invest excess cash in interest-bearing money market accounts and investment grade securities.

We plan to spend approximately $6.0 to $8.0 million over the next six months to purchase our Brooklyn Park facility, which is currently leased, and to complete other improvements. During the next six months, we also expect to complete the planning for, and commence the construction or acquisition of, a second manufacturing and distribution facility. We expect this facility to be operational by early 2004. We may also refinance or purchase our Eden Prairie facility, which is currently leased under an operating lease. In addition, we expect to fund additional product development activities related to our OraVescent technology and to develop proprietary products using our OraSolv and DuraSolv technologies, as well as acquire new technologies. We believe that our cash and cash equivalents and marketable securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.
Revenues from AstraZeneca, Organon and Novartis together represented approximately 82% and 84% of our total operating revenues for the year ended December 31, 2000 and for the six months ended June 30, 2001, respectively. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

We face additional risks related to our collaborative agreements, including the risks that:
•	any existing or future collaborative agreements may not result in additional commercial products;
•	additional commercial products that we may develop may not be successful;
•	we may not be able to meet the milestones established in our current or future collaborative agreements; and
•	we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners.

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products And We May Lose Revenues.
We must increase our production capacity to meet expected demand for our products. We currently have one production line and a second line is being developed. If we are unable to increase our production capacity as scheduled, we may be unable to meet expected demand for our products, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We have completed the installation of a second production line, which is expected to more than double annualized manufacturing capacity, but this line will not be fully operational until validation activities for each of our products are completed during the third quarter of 2001. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners with whom we are developing our drug delivery technologies.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.
Our operating revenues increased 79% and 22% for the year ended December 31, 2000 and for the six month period ended June 30, 2001, respectively, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional and improve existing administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

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

Applicants for FDA approval often must submit extensive clinical data and supporting information to the FDA. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product. Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted new drug application, also may cause delays or rejection of an approval. Even if the FDA approves a product, the approval may limit the uses or “indications” for which a product may be marketed, or may require further studies. The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.

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
Even if our products receive regulatory approval, either in the U.S. or internationally, we will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:
•	adverse drug experience reporting regulations;
•	product promotion;
•	product manufacturing, including good manufacturing practice requirements; and
•	product changes or modifications.

If we fail to comply or maintain compliance with these laws and regulations, we may be fined or barred from selling our products. If the FDA determines that we are not complying with the law, it can:
•	issue warning letters;
•	impose fines;
•	seize products or order recalls;
•	issue injunctions to stop future sales of products;
•	refuse to permit products to be imported into, or exported out of, the U.S.;
•	totally or partially suspend our production;
•	withdraw previously approved marketing applications; and
•	initiate criminal prosecutions.

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

If We Cannot Develop Additional Products, Our Ability To Increase Our Revenues Would Be Limited.
We intend to continue to enhance our current technologies and pursue additional proprietary drug delivery technologies. If we are unable to do so, we may be unable to achieve our objectives of revenue growth and sustained profitability. Even if enhanced or additional technologies appear promising during various stages of development, we may not be able to develop commercial applications for them because:
•	the potential technologies may fail clinical studies;
•	we may not find a pharmaceutical company to adopt the technologies;
•	it may be difficult to apply the technologies on a commercial scale; or
•	the technologies may be uneconomical to market.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.
Although we were profitable for the year ended December 31, 2000 and the quarter ended June 30, 2001, we have accumulated aggregate net losses from inception of approximately $42.0 and $35.3 million, respectively. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:
•	the demand for our products;
•	our ability to manufacture our products efficiently and with the required quality;
•	our ability to increase our manufacturing capacity;
•	the level of product and price competition;
•	our ability to develop additional commercial applications for our products;
•	our ability to control our costs; and
•	general economic conditions.

We May Require Additional Financing, Which May Not Be Available On Favorable Terms Or At All And Which May Result In Dilution Of The Equity Interest Of An Investor.
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

Other factors that will affect future capital requirements and may require us to seek additional financing include:
•	the level of expenditures necessary to develop and, or, acquire new products or technologies;
•	the progress of our research and product development programs;
•	the need to construct a larger than currently anticipated manufacturing facility, or additional manufacturing facilities, to meet demand for our products;
•	results of our collaborative efforts with current and potential pharmaceutical company partners; and
•	the timing of, and amounts received from, future product sales, product development fees and licensing revenue and royalties.

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.
Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. For full-year 2000 and the first half of 2001, operating revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 36% and 26%, respectively, of our total operating revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

If The Marketing Claims asserted About Our Products Are Not Approved, Our Revenues May Be Limited.
Once a drug product incorporating our technologies is approved by the FDA, the Division of Drug Marketing, Advertising and Communication, the FDA’s marketing surveillance department within the Center for Drug Evaluation and Research, must approve marketing claims asserted about it by our pharmaceutical company partners. If our pharmaceutical company partners fail to obtain from the Division of Drug Marketing acceptable marketing claims for a product incorporating our drug technology, our revenues from that product may be limited. Marketing claims are the basis for a product’s labeling, advertising and promotion. The claims our pharmaceutical company partners are asserting about our drug delivery technology, or the drug product itself, may not be approved by the Division of Drug Marketing.

We May Face Product Liability Claims Related To Participation In Clinical Trials Or The Use Or Misuse Of Our Products.
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

Anti-Takeover Provisions Of Our Corporate Charter Documents, Delaware Law And Our Stockholders’ Rights Plan May Affect The Price Of Our Common Stock.
Our corporate charter documents, Delaware law and our stockholders’ rights plan include provisions that may discourage or prevent parties from attempting to acquire us. These provisions may have the effect of depriving our stockholders of the opportunity to sell their stock at a price in excess of prevailing market prices in an acquisition of us by another company. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of holders of our common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. Additional provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that limit the ability of stockholders to call special meetings or remove a director for cause.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation’s voting stock.

We also have a stockholders’ rights plan, commonly referred to as a poison pill, which makes it difficult, if not impossible, for a person to acquire control of us without the consent of our board of directors.

Our Stock Price Has Been Volatile And May Continue To Be Volatile.
The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2000, the closing sale price for our common stock ranged from $12.13 to $72.13. For the six months ended June 30, 2001, the closing sale price of our common stock ranged from $43.05 to $85.75. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:
•	fluctuations in our operating results;
•	announcements of technological collaborations, innovations or new products by us or our competitors;
•	governmental regulations;
•	developments in patent or other proprietary rights owned by us or others;

•	public concern as to the safety of drugs developed by us or others;
•	the results of pre-clinical testing and clinical studies or trials by us or our competitors;
•	litigation;
•	decisions by our pharmaceutical company partners relating to the products incorporating our technologies;
•	actions by the FDA in connection with submissions related to the products incorporating our technologies; and
•	general market conditions.

Our Operating Results May Fluctuate, Causing Our Stock Price To Fall.
Fluctuations in our operating results may lead to fluctuations, including declines, in our stock price. Our operating results may fluctuate from quarter to quarter and from year to year depending on:
•	demand by consumers for the products we produce;
•	new product introductions;
•	the seasonal nature of the products we produce to treat seasonal ailments;
•	pharmaceutical company ordering patterns;
•	our production schedules;
•	the number of new collaborative agreements that we enter into;
•	the number and timing of product development milestones that we achieve under collaborative agreements;
•	the level of our development activity conducted for, and at the direction of, pharmaceutical companies under collaborative agreements; and
•	the level of our spending on new drug delivery technology development and technology acquisition, and internal product development.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at June 30, 2001 have remaining maturities ranging from 3 to 36 months and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $156 million at June 30, 2001, and represented 76% of total assets. From time-to-time, we may enter into foreign currency denominated contractual commitments to purchase assets for our manufacturing expansion, but we will also enter into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates. At June 30, 2001, we did not have any contractual commitments denominated in a foreign currency.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of June 30, 2001, the analysis indicated that these hypothetical market movements could have a material effect on our financial position, results of operations or cash flow in the range of $200,000 to $300,000 on an annualized basis.

PART II – OTHER INFORMATION

Item 2. Changes in Securities

Effective June 26, 2001, the Company amended and restated the Rights Agreement dated as of March 14, 1997, as amended May 11, 2001, between CIMA LABS INC. and Wells Fargo Bank Minnesota, N.A., as Rights Agent. The amendment and restatement of the Rights Agreement, among other things, effected the following changes: (1) Amends the exercise price of the Rights to $450 and extends the expiration date of the plan from April 10, 2007 to June 26, 2011; and (2) Modifies the exchange feature of the plan to permit the Board of Directors to exchange the Rights at any time after any Person becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, in whole or in part, for Common Shares at an exchange ratio equal to the result obtained by dividing the exercise price of the Rights by the current market price of the Common Shares.

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on Friday, May 11, 2001. There were 14,515,151 shares of the Company’s common stock entitled to vote and a total of 13,214,018 shares were represented at the Annual Meeting. Five matters were submitted to the stockholders for approval: (1) the election of four directors, (2) a motion to approve an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock, (3) a motion to approve the adoption of the CIMA LABS INC 2001 Stock Incentive Plan, (4) a motion to approve the adoption of the CIMA LABS INC Employee Stock Purchase Plan and (5) the selection of Ernst & Young LLP as the independent public accountants for the Company.

Four nominees, namely John M. Siebert, Ph.D., Terrence W. Glarner, Steven B. Ratoff, and Joseph R. Robinson, Ph.D., were duly elected as directors of the Company until the next annual meeting of stockholders. Each nominee received at least seventy-six percent of the votes cast in favor of his election. Further results of the voting were as follows:

Director	Votes Cast for the Director	Votes Withheld

John M. Siebert, Ph.D.	10,100,394	3,113,624

Terrence W. Glarner	12,883,245	330,773

Steven B. Ratoff	12,883,315	330,703

Joseph R. Robinson, Ph.D.	12,883,315	330,703

There were no abstentions and no broker non-votes.

The motion to approve an amendment to the Company’s Certificate of Incorporation increasing the number of shares of capital stock authorized for issuance from 25,000,000 to 65,000,000 was carried. A total of 10,035,569 shares of the Company’s common stock were voted in favor of the proposal, 3,175,226 shares of the Company’s common stock were voted against the proposal and holders of 3,223 shares of the Company’s common stock abstained from voting. There were no broker non-votes. The motion to approve an amendment to the Company’s Certificate of Incorporation received approximately seventy-six percent of the vote cast.

The motion to approve the adoption of the CIMA LABS INC 2001 Stock Incentive Plan was carried. A total of 8,780,094 shares of the Company’s common stock were voted in favor of the proposal, 4,423,956 shares of the Company’s common stock were voted against the proposal and holders of 9,968 shares of the Company’s common stock abstained from voting. There were no broker non-votes. The motion to approve the adoption of the CIMA LABS INC 2001 Stock Incentive Plan received approximately sixty-six percent of the vote cast.

The motion to approve the adoption of the CIMA LABS INC Employee Stock Purchase Plan was carried. A total of 13,170,038 shares of the Company’s common stock were voted in favor of the proposal, 38,445 shares of the Company’s common stock were voted against the proposal and holders of 5,525 shares of the Company’s common stock abstained from voting. There were no broker non-votes. The motion to approve the adoption of the CIMA LABS INC Employee Stock Purchase Plan received approximately ninety-nine percent of the vote cast.

The proposal to approve the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company’s stockholders. A total of 13,134,826 shares of the Company’s common stock were voted in favor of the proposal, 58,810 shares of the Company’s common stock were voted against the proposal and holders of 20,382 shares of the Company’s common stock abstained from voting. There were no broker non-votes. The proposal to approve the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-nine percent of the vote cast.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description of Document	Method of Filing
3.1	Fifth Restated Certificate of Incorporation of CIMA LABS INC., as amended.(1)	Incorporated by Reference

3.2	Third Restated Bylaws.(2)	Incorporated by Reference

4.1	Form of Certificate for Common Stock.(3)	Incorporated by Reference

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A. as Rights Agent.(4)	Incorporated by Reference

(1)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2001, File No. 0-24424.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the period ended June 30, 1999, File No. 0-24424.

(3)	Incorporated by reference to an exhibit to the Registrants Registration Statement on Form S-1, File No. 33-80194.

(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Amended No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

(b)	Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC.
Registrant

Date	August 10, 2001	By	/s/David A. Feste
David A. Feste Chief Financial Officer (principal financial and accounting officer, duly authorized to sign on behalf of the registrant)