Form 10-Q
period 2001-09-30
CIMA LABS INC
filed 2001-11-14
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-24424

CIMA LABS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1569769 (I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN 55344-9361 (Address of principal executive offices and zip code)	(952) 947-8700 (Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,729,938

(Class)	(Outstanding at November 5, 2001)

INDEX

CIMA LABS INC.

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets – September 30, 2001 and December 31, 2000.	3

Statements of Operations — Three and nine months ended September 30, 2001 and September 30, 2000.	4

Statements of Cash Flows — Nine months ended September 30, 2001 and September 30, 2000.	5

Notes to Financial Statements.	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures about Market Risks.	24

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative.

Item 6. Exhibits and Reports on Form 8-K	25

Signature	26

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
CIMA LABS INC.

	September 30,	December 31,
	2001	2000
	(Unaudited)	(See note)

Assets

Current assets:

Cash and cash equivalents	$19,567,075	$91,587,716

Available-for-sale securities	54,408,214	10,425,456

Trade accounts receivable, net	7,785,268	7,679,617

Interest receivable	2,325,748	970,997

Inventories, net	2,963,854	1,381,476

Prepaid expenses	236,196	226,908

Total current assets	87,286,355	112,272,170

Other assets:

Available-for-sale securities	92,970,423	61,149,019

All other, net	4,729,766	299,033

Total other assets	97,700,189	61,448,052

Property and equipment:

Property, plant and equipment	35,493,678	23,268,688

Accumulated depreciation	(9,290,310)	(7,527,218)

	26,203,368	15,741,470

Total assets	$211,189,912	$189,461,692

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$1,823,366	$976,576

Accrued expenses	1,847,554	1,484,931

Deferred revenue	95,833	75,000

Total current liabilities	3,766,753	2,536,507

Stockholders’ equity:

Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	—	—

Common Stock, $.01 par value; 60,000,000 shares authorized; 14,722,342 and 14,358,370 shares issued and outstanding	147,223	143,584

Additional paid-in capital	235,605,048	228,631,594

Accumulated deficit	(31,478,652)	(41,990,951)

Accumulated other comprehensive income	3,149,540	140,958

Total stockholders’ equity	207,423,159	186,925,185

Total liabilities and stockholders’ equity	$211,189,912	$189,461,692

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Statements of Operations
CIMA LABS INC.
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues:

Net sales	$5,376,046	$3,195,075	$13,273,155	$9,291,430

Product development fees and licensing	1,971,880	1,983,676	5,883,197	6,374,889

Royalties	1,469,448	187,500	3,675,859	1,166,500

	8,817,374	5,366,251	22,832,211	16,832,819

Operating expenses:

Cost of goods sold	4,929,970	2,692,746	11,648,178	9,417,960

Research and product development	1,550,867	1,267,697	4,400,916	3,484,806

Selling, general and administrative	1,218,385	996,202	3,646,034	2,845,044

	7,699,222	4,956,645	19,695,128	15,747,810

Operating income	1,118,152	409,606	3,137,083	1,085,009

Other income:

Investment income	2,686,047	220,360	7,573,770	502,906

Other income (expense)	(828)	(6,982)	(2,074)	(22,824)

	2,685,219	213,378	7,571,696	480,082

Income before provision for income taxes	3,803,371	622,984	10,708,779	1,565,091

Provision for income taxes (benefit)	(38,439)	—	196,482	—

Income before cumulative effect of a change in accounting principle	3,841,810	622,984	10,512,297	1,565,091

Cumulative effect of change in accounting principle	—	—	—	(799,337)

Net income	$3,841,810	$622,984	$10,512,297	$765,754

Net income per share:

Basic

Income per share before cumulative effect of a change in accounting principle	$.26	$.06	$.72	$.15

Loss per share from the cumulative effect of a change in accounting principle	.00	.00	.00	(.08)

Net income per basic share	$.26	$.06	$.72	$.07

Diluted

Income per share before cumulative effect of a change in accounting principle	$.24	$.05	$.68	$.13

Loss per share from the cumulative effect of a change in accounting principle	.00	.00	.00	(.06)

Net income per diluted share	$.24	$.05	$.68	$.07

Weighted average number of shares:

Basic	14,715,046	10,895,509	14,564,167	10,551,628

Diluted	15,699,443	12,194,910	15,556,711	11,682,029

See accompanying notes.

Statements of Cash Flows
CIMA LABS INC.

(Unaudited)

	For the Nine Months Ended
	September 30,

	2001	2000

Operating activities:

Net income	$10,512,297	$765,754

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,857,910	1,253,517

Income tax benefit on stock options exercised	4,100,000	—

Deferred income taxes	(4,300,000)	—

Gain on sale of investment securities	(578,491)	—

Loss on impairment of assets	—	400,000

Cumulative effect of a change in accounting principle	—	799,337

Changes in operating assets and liabilities:

Accounts receivable and other assets	(119,115)	(3,389,001)

Interest receivable	(1,354,751)	(3,836)

Inventories	(1,582,378)	1,184,531

Accounts payable	846,790	(1,519,120)

Accrued expenses and other	362,625	(407,122)

Deferred revenue	20,833	(574,337)

Net cash provided by (used in) operating activities	9,765,720	(1,490,277)

Investing activities:

Purchases of property, plant and equipment	(12,224,989)	(5,714,848)

Patents and trademarks	(221,376)	(44,819)

Purchases of available-for-sale securities	(127,798,338)	(10,292,220)

Sales of available-for-sale securities	55,581,249	5,919,222

Net cash used in investing activities	(84,663,454)	(10,132,665)

Financing activities:

Stock option exercise proceeds	2,877,093	1,032,805

Net proceeds from stock offerings	—	19,400,000

Security deposits on leases	—	150,103

Notes payable	—	(3,500,000)

Payments on capital lease obligations	—	(52,161)

Net cash provided by financing activities	2,877,093	17,030,747

Increase (decrease) in cash and cash equivalents	(72,020,641)	5,407,805

Cash and cash equivalents at beginning of period	91,587,716	2,480,698

Cash and cash equivalents at end of period	$19,567,075	$7,888,503

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. Cash Equivalents and Investments

The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of September 30, 2001, the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of three years or less, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2001:

Asset backed securities	$27,708,884	$596,128	$—	$28,305,012

Corporate bonds and notes	70,264,268	2,069,005	—	72,333,273

Euro notes	18,337,905	466,020	—	18,803,925

Floating rate notes	27,918,040	20,457	2,070	27,936,427

Totals – September 30, 2001	$144,229,097	$3,151,610	$2,070	$147,378,637

As of December 31, 2000:

Commercial paper	$4,449,373	$—	$813	$4,448,560

Asset backed securities	23,217,006	71,690	—	23,288,696

Corporate bonds and notes	35,445,721	158,688	10,541	35,593,868

Euro notes	5,338,075	—	77,860	5,260,215

Floating rate notes	1,998,791	—	31	1,998,760

U.S. government securities	984,551	—	175	984,376

Totals – December 31, 2000	$71,433,517	$230,378	$89,420	$71,574,475

4. Income Per Share

Income per share for the three and nine months ended September 30, 2001 and 2000 are summarized in the following table:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Numerator:

Net income	$3,841,810	$622,984	$10,512,297	$765,754

Denominator:

Denominator for basic earnings per share – weighted average shares outstanding	14,715,046	10,895,509	14,564,167	10,551,628

Effect of dilutive stock options	984,397	1,299,401	992,544	1,130,401

Denominator for diluted earnings per share – weighted average shares outstanding	15,699,443	12,194,910	15,556,711	11,682,029

Basic earnings per share	$.26	$.06	$.72	$.07

Diluted earnings per share	$.24	$.05	$.68	$.07

5. Comprehensive Income

Comprehensive income consists of net income and net unrealized gains on available-for-sale securities.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net income	$3,841,810	$622,984	$10,512,297	$765,754

Unrealized gain on available-for-sale securities	1,341,554	—	3,008,582	—

Total comprehensive income	$5,183,364	$622,984	$13,520,879	$765,754

6. Inventories

Inventories are stated at the lower of cost (first in, first out) or fair market value.

	September 30, 2001	December 31, 2000

Raw materials	$2,628,959	$1,370,822

Work in process	19,482	10,654

Finished products	315,413	—

	$2,963,854	$1,381,476

7. Tax Expense

Provisions for income taxes for the three and nine month periods ended September 30, 2001, reflect provisions for non-U.S. withholding taxes on the Company’s royalty income paid from sources outside the U.S. and state franchise taxes. At December 31, 2000, the Company had a valuation reserve of $21.4 million and a net deferred tax asset of $21.4 million. As of September 30, 2001, the Company reduced its valuation reserve by $4.3 million to reflect its current estimate of realizable deferred tax assets related to net operating loss carryforwards.

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

Revenues as a percentage of total revenues from major customers are as follows:

	For the Three Months Ended		For The Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

American Home Products	—%	3%	1%	10%

AstraZeneca	20	24	25	15

Bristol-Myers Squibb	2	4	1	3

Organon	20	40	25	26

Novartis	41	22	32	44

Schwarz Pharma	5	2	7	—

Other	12	5	9	2

Total	100%	100%	100%	100%

Trade accounts receivable at September 30, 2001, of approximately $7,785,000 were comprised primarily of the following customers: Organon (20%), Novartis (34%), AstraZeneca (22%), and Schwarz Pharma (6%).

9. Reclassifications

Certain prior period balances have been reclassified in order to conform with the presentation for the three and nine months ended September 30, 2001. These reclassifications have no impact on the net income or shareholders’ equity as previously reported.

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

These forward-looking statements include statements relating to the potential capacity of our second production line; expected growth in product sales in the fourth quarter of 2001; the expected construction of a second manufacturing facility; future expense levels; the timing of availability of products; expected demand for products using our technologies and the adequacy of our production capacity; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv technologies. We have agreements with several pharmaceutical companies regarding a variety of potential products, with an emphasis on prescription products. We currently manufacture five commercial pharmaceutical brands using our fast-dissolve technologies. These products include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Meyers Squibb, Remeron SolTab for Organon, NuLev for Schwarz Pharma and Zomig-ZMT and Zomig Rapimelt for AstraZeneca. We operate within a single segment: the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components: net sales of products utilizing our proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. In addition, we are currently developing other drug delivery technologies.

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

During the first nine months of 2001, we completed the installation of a second production line, which we expect to more than double our manufacturing capacity. However, our new production line will not be fully operational until validation for each of our products is completed, which we expect to occur during the fourth quarter of 2001.

Results of Operations

Three and Nine Month Periods Ended September 30, 2001 and 2000

Operating Revenues. Total operating revenues for the third quarter ended September 30, 2001, were $8.8 million, an increase of $3.5 million, or 64%, over the same period in 2000, and for the first nine months of 2001, total operating revenues were $22.8 million, an increase of $6.0 million, or 36%, over same period in 2000. Operating revenues from AstraZeneca, Organon and Novartis, our three largest pharmaceutical company partners, together represented 81% and 82% of our total operating revenues in the third quarter and first nine months of 2001, respectively, compared to 86% and 85% for the corresponding periods in 2000. The increases in total operating revenue were due to higher manufacturing volumes of products we sell to, and royalties paid by, our pharmaceutical company partners, partially offset by lower product development fees and licensing revenue.

Revenues from net sales of products we manufacture for the third quarter of 2001 were $5.4 million, an increase of $2.2 million, or 68%, over the same period in 2000, and for the first nine months of 2001, net sales of products we manufacture were $13.3 million, an increase of $4.0 million, or 43%, over the same period in 2000. The third quarter increase was due primarily to increased shipments of Triaminic, Zomig-ZMT, Zomig Rapimelt and NuLev that offset decreased Remeron SolTab shipments. The decline in Remeron SolTab shipments primarily resulted from the completion of high-volume, pre-launch shipments made during the third quarter of 2000 for the Remeron SolTab launch. The increase for first nine months of this year was due primarily to increased shipments of Remeron SolTab, NuLev and Zomig-ZMT, which were introduced in the U.S. during the first half of 2001, as well as international shipments of Zomig Rapimelt. For the first nine months of 2001, 50% of our product sales came from branded prescription products compared to 28% in the corresponding period in 2000. We expect the percentage of product sales derived from branded prescription products to remain at or near 50% during the rest of 2001.

Revenues from product development fees and licensing were $2.0 million for both the third quarter of 2001 and 2000, and for the first nine months of 2001, revenues from product development fees and licensing were $5.9 million, a decrease of $500,000, or 8%, from the same period in 2000. The decrease for the nine months ended September 30, 2001, was primarily due to lower amortization of deferred revenue for up-front license fees, partially offset by increased revenue from product development fees. For the nine month period ended September 30, 2001, revenues from product development fees and licensing included deferred revenue amortization of $229,000 compared to $1.2 million for the same period in 2000. Revenues from product development fees and licensing in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies. We expect fourth quarter product development fees and licensing revenues to be higher due to an increased backlog of partner-funded development activities.

Revenues from royalties were $1.5 million in the third quarter of 2001, an increase of $1.3 million, or 684%, over the same period in 2000, and for the first nine months of 2001, royalty revenue was $3.7 million, an increase of $2.5 million, or 215%, over the same period in 2000. The royalty revenue increases were primarily due to strong European sales by AstraZeneca of Zomig Rapimelt, as well as U.S. launch sales of Zomig-ZMT, Remeron SolTab and NuLev. In the fourth quarter of 2001, we expect royalty revenue to exceed the third quarter 2001 levels due to AstraZeneca’s U.S. launch of 5.0 milligram strength Zomig-ZMT tablets and from the expected market growth of Zomig Rapimelt in Europe and Remeron SolTab in the U.S.

Cost of Goods Sold. Cost of goods sold increased to $4.9 million, or 83%, in the third quarter of 2001 from $2.7 million in the third quarter of 2000, and cost of goods sold in the first nine months of 2001 increased to $11.6 million, or 24%, from $9.4 million over the same period in 2000. The third quarter increase was principally due to higher production volumes over the same period in 2000 and a shift in our product mix to products that cost more to produce. Cost of goods sold increased for the first nine months of 2001 due mainly to higher production volumes over the same period in 2000.

Gross profits on product sales were $446,000 or 8% of net product sales in the third quarter of 2001 compared to $502,000 or 16% in last year’s third quarter, and were $1.6 million or 12% of net product sales in the first nine months of 2001, compared to a negative gross profit and gross profit margin in the same period in 2000. The decrease in this year’s third quarter gross profits and gross profit margin from last year’s third quarter was due mainly to decreased Remeron SolTab shipments and a shift to lower margin over-the-counter products. Over-the-counter products accounted for 64% of total product sales for the third quarter of 2001, compared to 31% for the third quarter of 2000. The improvement in gross profits and gross profit margin for the first nine months of 2001 was principally due to significant increases in production volumes of higher margin branded prescription products.

Research and Product Development Expenses. Research and product development expenses were $1.6 million in the third quarter of 2001, an increase of $283,000, or 22%, over the same period in 2000, and for the first nine months of 2001, these expenses were $4.4 million, an increase of $916,000, or 26%, over the same period in 2000. The increases were due primarily to increased development activity for Organon, AstraZeneca, and partner-funded feasibility projects for potential new products, as well as additional development activities related to our OraVescent technology. In the fourth quarter of 2001, we expect research and product development expenses to increase modestly due to increased internal development of proprietary products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million in the third quarter of 2001, an increase of $222,000, or 22%, over the same period in 2000, and for the first three quarters of 2001, these expenses were $3.6 million, an increase of $801,000, or 28%, over the same period in 2000. The increases were due primarily to costs associated with increased professional staffing and infrastructure improvements. In the fourth quarter of 2001, we expect selling, general and administrative expenses to increase moderately as we continue to make investments in infrastructure to support our anticipated growth.

Other Income (Expense). Other income was $2.7 million in the third quarter of 2001, an increase of $2.5 million over the same period in 2000, and for the first three quarters of 2001, other income was $7.6 million, an increase of $7.1 million, over the same period in 2000. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The increases in other income were primarily due to higher levels of cash available for investment as a result of the completion of a private placement of equity in March 2000 and a public equity offering in November 2000. In the fourth quarter of 2001, we expect other income to be at or near third quarter levels.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing revenues, and royalties.

Working capital decreased from $109.7 million at December 31, 2000, to $83.5 million at September 30, 2001. The $26.2 million decrease in working capital was due primarily to the purchase of $31.8 million in available-for-sale securities that mature in more than one year and, as a result, are classified as other assets. In addition, we spent approximately $12.2 million making capital improvements to our manufacturing facility and purchasing our Brooklyn Park facility. The decrease in working capital was partially offset by increases in cash from operations and cash proceeds from the exercise of stock options. We invest excess cash in interest-bearing money market accounts and investment grade securities.

We plan to spend approximately $15.0 to $20.0 million over the next twelve months to expand our Brooklyn Park research and development center and to complete other capital improvements. We are considering purchasing our Eden Prairie facility, which we currently lease. We also expect to fund the development of additional proprietary products using our OraSolv and DuraSolv technologies and may fund potential acquisitions of new technologies. In September of 2001, we announced a stock repurchase program that, depending on market conditions and other factors, may result in the use of up to an additional $20.0 million.

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

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.

Revenues from AstraZeneca, Organon and Novartis together represented approximately 82% of our total operating revenues for both the year ended December 31, 2000, and for the nine months ended September 30, 2001. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products And We May Lose Revenues.

We must increase our production capacity to meet expected demand for our products. We currently have one production line and a second line is being developed. The second production line has been installed and the required validation procedures have been completed for most, but not all, products. If we are unable to increase our production capacity as scheduled, we may be unable to meet expected demand for our products, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners with whom we are developing our drug delivery technologies.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

Our operating revenues increased 79% and 36% for the year ended December 31, 2000, and for the nine month period ended September 30, 2001, respectively, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

If We Cannot Attract And Retain Key Personnel On Which We Depend, We May Not Be Able To Execute Our Business Plan As Anticipated.

During our operating history, we have assigned many key responsibilities within our company to a relatively small number of individuals. If we lose the services of John Siebert, our Chief Executive Officer, John Hontz, our Chief Operating Officer, or David Feste, our Chief Financial Officer, we may have difficulty executing our business plan in the manner we currently anticipate. The competition for qualified personnel is intense and the loss of services of key personnel could adversely affect our business. We have employment agreements that run to January 1, 2004 with Dr. Siebert and Mr. Feste and an employment agreement that runs to September 1, 2004 with Dr. Hontz. We do not maintain key person life insurance for any of our key personnel.

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

We manufacture all of the products that we produce on our existing production lines in our Eden Prairie facility. If our existing production lines or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production lines, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. Although we currently plan to build a second manufacturing facility to reduce this risk, we may encounter unforeseen difficulties or delays in doing so.

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

Third parties may claim that the manufacture, use or the sale of our drug delivery technologies infringe on their patent rights. If such claims are asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in court. If we cannot obtain required licenses, are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by the patents of others. We may not have identified, or be able to identify in the future, U.S. and foreign patents that pose a risk of potential infringement claims.

We enter into collaborative agreements with pharmaceutical companies to apply our drug delivery technologies to drugs developed by others. Ultimately, we receive license revenues and product development fees, as well as revenues from, and royalties on, the sale of products incorporating our technology. The drugs to which our drug delivery technologies are applied are generally the property of the pharmaceutical companies. Those drugs may be the subject of patents or patent applications and other forms of protection owned by the pharmaceutical companies or third parties. If those patents or other forms of protection expire, are challenged or become ineffective, sales of the drugs by the collaborating pharmaceutical company may be restricted or may cease.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

Although we were profitable for the year ended December 31, 2000 and the quarter ended September 30, 2001, we have accumulated aggregate net losses from inception of approximately $42.0 and $31.5 million, respectively. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. For full-year 2000 and the first nine months of 2001, operating revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 36% and 32%, respectively, of our total operating revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2000, the closing sale price for our common stock ranged from $12.13 to $72.13. For the nine months ended September 30, 2001, the closing sale price of our common stock ranged from $43.05 to $85.75. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at September 30, 2001, have remaining maturities ranging from 3 to 36 months and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $147 million at September 30, 2001, and represented 70% of our total assets. From time to time, we may enter into foreign currency denominated contractual commitments to purchase assets for our manufacturing expansion, but we will also enter into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates. At September 30, 2001, we did not have any contractual commitments denominated in a foreign currency.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of September 30, 2001, the analysis indicated that these hypothetical market movements could have a material effect on our financial position, results of operations or cash flow in the range of $300,000 to $400,000 on an annualized basis.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Document	Method of Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA LABS INC., as amended.(1)	Incorporated by Reference

3.2	Third Restated Bylaws.(2)	Incorporated by Reference

4.1	Form of Certificate for Common Stock.(3)	Incorporated by Reference

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A. as Rights Agent.(4)	Incorporated by Reference

10.1	Supply Agreement, dated August 31, 2001, between CIMA and AstraZeneca UK Limited.*	Filed herewith

10.2	Supply Agreement, dated January 1, 2001, and executed September 2, 2001, between Novartis Consumer Health, Inc. and CIMA.*	Filed herewith

10.3	License Agreement No. 1, executed September 2, 2001, by and between Novartis Consumer Health, Inc. and CIMA, amending that certain License Agreement dated July 1, 1998, between Novartis and CIMA. *	Filed herewith

(1)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2001, File No. 0-24424.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the period ended June 30, 1999, File No. 0-24424.

(3)	Incorporated by reference to an exhibit to the Registrants Registration Statement on Form S-1, File No. 33-80194.

(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC. Registrant

Date November 12, 2001	By	/s/ David A. Feste David A. Feste Chief Financial Officer (principal financial and accounting officer, duly authorized to sign on behalf of the Registrant)

\

Exhibit Index

Exhibit	Description of Document	Method of Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA LABS INC., as amended.(1)	Incorporated by Reference

3.2	Third Restated Bylaws.(2)	Incorporated by Reference

4.1	Form of Certificate for Common Stock.(3)	Incorporated by Reference

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A. as Rights Agent.(4)	Incorporated by Reference

10.1	Supply Agreement, dated August 31, 2001, between CIMA and AstraZeneca UK Limited.*	Filed herewith

10.2	Supply Agreement, dated January 1, 2001, and executed September 2, 2001, between Novartis Consumer Health, Inc. and CIMA.*	Filed herewith

10.3	License Agreement No. 1, executed September 2, 2001, by and between Novartis Consumer Health, Inc. and CIMA, amending that certain License Agreement dated July 1, 1998, between Novartis and CIMA.*	Filed herewith

(1)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed June 13, 2001, File No. 0-24424.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the period ended June 30, 1999, File No. 0-24424.

(3)	Incorporated by reference to an exhibit to the Registrants Registration Statement on Form S-1, File No. 33-80194.

(4)	Incorporated by reference to Exhibit 1 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

*	Confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.