Form 10-K
period 2001-12-31
CIMA LABS INC
filed 2002-03-29
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

or

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
Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 21, 2002 was $277,566,789. Common stock outstanding at March 21, 2002 was 14,126,154 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Stockholders to be held on June 5, 2002 are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

PART I.

Forward-Looking Statements

         We make many statements in this Annual Report on Form 10-K under the captions Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Factors That Could Affect Future Results and elsewhere, which are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend and plan and similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss in Factors That Could Affect Future Results and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

         These forward-looking statements include statements relating to expected growth in product sales in 2002; the expected construction of a second manufacturing site; future expense levels; the timing of availability of our products; expected demand for products using our technologies and the adequacy of our production capacity; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

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

ITEM 1. BUSINESS

Company Overview

         We were incorporated in Delaware in 1986. Our executive offices are located at 10000 Valley View Road, Eden Prairie, Minnesota 55344-9361. Our telephone number is (952) 947-8700 and our web site is www.cimalabs.com. The information on our website is not incorporated into and is not intended to be a part of this report. Unless the context otherwise indicates, all references to the “Registrant,” the “Company,” or “CIMA” in this Form 10-K relate to CIMA LABS INC.

         All other trademarks used in this report are the property of their respective owners. We have registered “CIMA®,” “CIMA LABS INC.®,” “OraSolv®,” “OraVescent®,” “DuraSolv®” and “PakSolv®” as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks “OraSolv®SR/CR,” “OraVescent®SL/BL” and “OraVescent®SS.” “Triaminic®” and “Softchews®” are trademarks of Novartis. “Zomig®,” “Zomig-ZMT®” and “Rapimelt™” are trademarks of AstraZeneca. “Remeron®” and “SolTab™” are trademarks of Organon. “Tempra®” is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. “FirsTabs™” is a trademark of Bristol-Myers Squibb. “NuLev™” is a trademark of Schwarz Pharma. “Actiq®” is a registered trademark of Anesta Corporation. “Claritin®” and “Reditabs®” are registered trademarks of Schering Corporation. “Maxalt-MLT®” is a registered trademark of Merck & Co., Inc. “Zydis®” is a registered trademark of Cardinal Health, Inc. “FlashDose®” is a registered trademark of Biovail Corporation. “WOWTab®” is a registered trademark of Yamanouchi Pharma Technologies, Inc. “Flashtab®” is a registered trademark of Ethypharm.

         We develop and manufacture fast dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, our proprietary fast dissolve technologies, are oral dosage forms that dissolve quickly in the mouth without chewing or the need for water. We currently manufacture five pharmaceutical brands utilizing our DuraSolv and OraSolv fast dissolve technologies: three prescription brands and two over-the counter brands. These brands include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Myers Squibb, AstraZeneca’s Zomig-ZMT and its equivalent for the European market, Zomig Rapimelt, Remeron SolTab for Organon and NuLev for Schwarz Pharma. The U.S. Food and Drug Administration, or FDA is currently reviewing Wyeth’s (formerly known as

American Home Products) regulatory submission for a product we developed, an orally disintegrating dosage form of loratadine, which is expected to be marketed as a generic alternative to Claritin Reditabs.

         We believe that the attributes of our OraSolv and DuraSolv fast dissolve technologies may enable consumers in certain age groups or with limited ability to swallow conventional tablets to receive medication in an oral dosage form that is more convenient than traditional tablet-based oral dosage forms. Both OraSolv and DuraSolv technologies are capable of incorporating taste masked active drug ingredients into tablets that have the following potential benefits:

•	ease of administration;

•	improved dosing compliance; and

•	increased dosage accuracy compared to liquid formulations.

         We generate revenue from net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. Net sales of products we manufacture for and the royalties we receive from Novartis for Triaminic Softchews are seasonal in nature and can be affected by the strength and duration of the cough, cold or allergy season in the U.S.

         Our proprietary technologies enable our pharmaceutical company partners to differentiate their products from competing products. In addition to providing a competitive advantage in the marketplace, our proprietary technologies also may enable our pharmaceutical company partners to extend the product life cycles of their patented drug compounds beyond existing patent expiration dates of those compounds. Our technologies may also provide benefits to the healthcare system more generally. For example, improved compliance can enhance therapeutic outcomes and potentially reduce overall costs. Named pharmaceutical partners with which we have significant collaborative agreements include AstraZeneca, Bristol-Myers Squibb, Organon, Novartis, Schwarz Pharma and Wyeth.

         In addition to our proprietary OraSolv and DuraSolv fast dissolve technologies, we are developing several new drug delivery technologies. One new technology is our sustained release technology, which adds sustained release properties to the fast dissolve and taste masking attributes available with our DuraSolv and OraSolv technologies. We also are developing new OraVescent drug delivery technologies that include OraVescent SL for drug delivery under the tongue and OraVescent BL for drug delivery between the gum and the cheek. An additional OraVescent technology, OraVescent SS, is designed for site-specific administration, which may allow for an active drug ingredient to be transported to a specific part of the gastrointestinal tract where it is released for absorption. We originally designed and continue to design our OraVescent technologies to improve the transport of poorly absorbed active drug ingredients across mucosal membranes in the oral cavity or the gastrointestinal tract. In addition, our microemulsions technology is a proprietary technology that we are evaluating which may improve the bioavailability of a wide range of active drug ingredients, which may otherwise not be suitable for administration in a solid oral dosage form.

Industry Overview

Drug Delivery Methods

         Historically, pharmaceutical products were available primarily through two delivery methods, oral dosage forms or injections. Recently, drug delivery technologies have been developed for the enhanced delivery of a variety of therapeutic compounds, improving safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be used to expand markets for existing products, as well as to develop new products. Industry analysts have estimated the total sales of branded products using drug delivery technologies at approximately $12.7 billion in 2001, of which $7.8 billion were derived from orally administered products. These same sources also predict that net revenues to the drug delivery industry could nearly triple from 2001 through 2005.

         Fast dissolve technology has recently emerged as an important type of drug delivery technology that enables tablets to dissolve quickly in the mouth without the use of water or chewing. Children and the elderly, as well as others with certain physiological or medical conditions, frequently experience difficulty in swallowing tablets. Although our fast dissolve technology does not generally affect the speed the of absorption, it may improve compliance with a prescribed drug regimen, as fast dissolve medications are easier to swallow and may taste better than non-taste masked alternatives. In addition, fast dissolve technology may improve dosing accuracy relative to liquid formulations. Finally, and most importantly, fast dissolve technology may provide a significant commercial benefit, as studies we have conducted indicate that patients often prefer it to conventional tablets and other formulations.

Trends Affecting the Drug Delivery Industry

         Several significant trends in the health care industry have important implications for drug delivery companies. These trends include:

         Drug Patent Expirations. Based on an industry source, eighteen branded prescription products with 1999 worldwide sales exceeding $1 billion each will lose patent protection between 2000 and 2005. In order to maintain their revenues, large pharmaceutical companies are defending against generic competition by enhancing existing drug products with drug delivery technologies. These enhancements may include increased efficacy, reduced side effects and more convenient administration. We believe that pharmaceutical companies will use drug delivery systems to preserve or increase market share, enhance therapeutic performance and, in some cases, extend product life cycles.

         Direct-to-Consumer Marketing. An industry source reported that pharmaceutical companies spent an estimated $1.4 billion in the U.S. during the first six months of 2001 on direct-to-consumer marketing and promotion of prescription medications. We expect direct-to-consumer marketing and promotion spending to increase significantly in the future. We also believe that the significant trend towards direct-to-consumer marketing may focus consumers on patient-friendly pharmaceutical products, including products that incorporate innovative drug delivery technologies, such as fast dissolve technology. This focus may encourage pharmaceutical companies to develop products incorporating these technologies.

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

Our Oral Drug Delivery Products and Technologies

         Our proprietary products and technologies focus on innovative oral drug delivery methods that meet the needs of consumers for convenient and effective medications and the needs of pharmaceutical companies for differentiated products and accurate dosing methods. Our most developed technologies are our OraSolv and DuraSolv fast dissolve drug delivery technologies. We have developed all of our fast dissolve technologies internally. We currently manufacture five pharmaceutical brands incorporating our proprietary fast dissolve technologies, of which three products use our OraSolv technology and two products use our DuraSolv technology. We are developing a product incorporating our DuraSolv technology for Wyeth, an orally disintegrating dosage form of loratadine, which is expected to be marketed as a generic alternative to Claritin Reditabs. We are also developing innovative transmucosal oral drug delivery technologies. These technologies include OraVescent SL for drug delivery under the tongue, OraVescent BL for drug delivery between the gum and the cheek and OraVescent SS for swallowable site-specific drug delivery in the gastrointestinal tract. In addition, we are evaluating our microemulsions technology, which may be useful in improving the bioavailability of a wide range of active drug ingredients that may otherwise not be suitable for oral administration in a solid oral dosage form.

Fast Dissolve Technologies

         Our two primary fast dissolve oral drug delivery technologies are OraSolv and DuraSolv. Our OraSolv technology incorporates active drug ingredients in lightly compacted fast dissolve tablets. The low level of compaction pressure applied to OraSolv tablets allows larger amounts of taste masked active drug ingredients to be compressed into the tablets without damage to the taste masked active drug ingredients. The low level of compaction pressure applied to OraSolv tablets also allows for a minimal portion of the tablet’s contents to be dedicated to effervescent and other fast dissolve agents, allowing for high doses of taste masked active ingredients. Our DuraSolv technology uses higher compaction pressures to produce fast dissolve tablets incorporating active drug ingredients in a more durable fast dissolve tablet. Due to their greater durability, DuraSolv tablets are easier to handle and package, and may cost less to produce, than OraSolv tablets. DuraSolv is best suited for applications involving low doses of active drug ingredients.

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

         To create our fast dissolving tablets, we combine the taste masked active drug ingredients with fast dissolving tablet materials, which can include a variety of flavoring, coloring and sweetening agents, all of which are generally recognized as safe materials, and commonly used tablet ingredients, such as binding agents and lubricants. We add an effervescent system, composed of a dry acid and a dry base, to the tablet formulation to cause a mild effervescent reaction when the tablet contacts saliva. This reaction accelerates the disintegration of the tablet through the release of carbon dioxide. As our OraSolv tablet dissolves, it releases the coated particles of the drug into the saliva, forming a suspension of the drug in the saliva, which is then swallowed. The core U.S. patent for our OraSolv technology was granted in 1993.

         We mask the taste of the active drug ingredients in our OraSolv products to prevent or minimize unpleasant tastes. The active drugs are taste masked using a variety of coating techniques. The coating materials prevent the active drug substance in the OraSolv tablet from contacting the patient’s taste buds, and provide for the immediate or controlled release of the active ingredient in the stomach. The taste masking process is effective with a wide variety of active ingredients, in both prescription and non-prescription products.

         DuraSolv. The fast dissolve, taste masking and sustained release attributes of OraSolv are also available with our DuraSolv technology. DuraSolv is a fast dissolve oral dosage system that we designed to improve manufacturing efficiency, provide more packaging options and reduce production costs. DuraSolv is a higher compaction, more durable, solid oral dosage system formulated to achieve the primary benefits of the OraSolv fast dissolve dosage form. However, DuraSolv is capable of being packaged in conventional packaging such as foil pouches or bottles at much higher production rates and with lower packaging costs. DuraSolv is an appropriate technology for drug products requiring lower levels of active drug ingredient. Consumer testing by us and our pharmaceutical company partners has demonstrated high acceptability of this technology. The core U.S. patent for our DuraSolv technology was granted in 2000.

         We have developed and manufacture several important DuraSolv formulations, which include Zomig-ZMT and Zomig Rapimelt for AstraZeneca and NuLev for Schwarz Pharma. In addition, we are currently developing a DuraSolv formulation of loratadine for Wyeth. In December 2001, we announced that we are developing seven new prescription products based on our DuraSolv fast dissolve drug delivery system.

         Sustained Release. Our OraSolv and DuraSolv technologies may be combined with a sustained release formulation to extend the period of an active drug ingredient’s effectiveness. We incorporate time-release beads into our tablets, to provide the benefits of a sustained release of an active drug ingredient with the improved convenience of a fast dissolve dosage form. To date, we have not commercialized a product incorporating our sustained release technology.

         PakSolv. PakSolv is our proprietary packaging system for soft, brittle tablets. PakSolv is a light and moisture-proof packaging system that is used for all of our OraSolv products. The U.S. Patent and Trademark Office issued two patents for our PakSolv packaging system in 2001.

Transmucosal Technologies

         Our OraVescent technologies are based on an enhanced-absorption oral drug delivery system intended to improve the transport of active drug ingredients across mucosal membranes. These technologies may improve the bioavailability, and accelerate the onset of action, of some drugs. The U.S. Patent and Trademark Office issued two patents for our OraVescent technologies, one in 2001 and the other in 2002. We also have several foreign patent applications pending for our OraVescent technologies.

Microemulsions Technology

         Microemulsions technology is a proprietary technology that may improve the bioavailability of a wide range of active drug ingredients, which otherwise may not be suitable for administration in a solid oral dosage form. The U.S. Patent and Trademark Office issued a patent for our microemulsions technology in 2002. We are currently evaluating applications for this new technology.

Business Strategy

         Our objective is to become a leader in fast dissolve and other innovative oral drug delivery technologies. Our strategy to achieve this objective incorporates the following principal elements:

         Partner with pharmaceutical companies to market our technologies. We pursue collaborative relationships that leverage the sales and marketing capability of our pharmaceutical company partners, allowing us to focus on technology development and manufacturing. We believe that pharmaceutical companies are attracted to our technologies for their significant advantages over our competition. Those advantages include excellent taste masking, applicability to a wide range of pharmaceutical compounds, enhanced convenience and other patient benefits. Our technologies also may enable pharmaceutical companies to differentiate their products in the market, facilitating the extension of product life cycles. By demonstrating the advantages and benefits of our technologies through our collaborations with leading pharmaceutical companies, we intend to establish our technology as the preferred fast dissolve drug delivery solution.

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

         Develop and commercialize new, innovative drug delivery technologies. We intend to develop new drug delivery technologies based on our expertise in fast dissolve, taste masking and sustained release technologies. Our OraVescent and microemulsions technologies represent an extension of this expertise and we intend to continue developing these and other novel drug delivery technologies. We also intend to acquire or license attractive new technologies as we encounter such opportunities. In addition, we will seek patents and other intellectual property protection for new technologies to enhance our ability to commercialize them.

         Enhance and expand our manufacturing capabilities. In an effort to control our technologies and the quality of our products, we manufacture all of our products internally. We currently have two manufacturing lines at our Eden Prairie facility in order to meet production requirements for our current pharmaceutical company partners. On the basis of expected future partnerships and the associated increased volume requirements, we plan to develop a second manufacturing site at our Brooklyn Park facility. Adding a second manufacturing site will help mitigate manufacturing risks and will enhance our ability to market our products and services to pharmaceutical companies that desire or require dual-site production.

Collaborations With Pharmaceutical Company Partners

         Our core business is focused on entering into collaborative development, licensing and manufacturing supply agreements with pharmaceutical companies. These agreements provide that the collaborating pharmaceutical company is responsible for marketing and distributing the developed products either worldwide or in specified markets or territories. Our collaborative agreements typically begin with a product prototyping phase. If successful, this phase may be followed by an agreement to complete development of the product. We subsequently enter into license and manufacturing supply agreements to commercialize the product. In some cases, we may develop product prototypes internally and enter directly into development, manufacturing or license agreements for commercialization of those products.

         Named pharmaceutical companies with which we currently have development and license agreements include AstraZeneca, Bristol-Myers Squibb, Organon, Novartis, Schwarz Pharma and Wyeth. In December 2001, we entered into a development, license and supply agreement with an unnamed pharmaceutical company. In each of these agreements, we have received an up-front fee, which is typically a non-refundable payment for future product development activities. We have also received milestone and development payments under each of these agreements for achieving certain product development milestone events and for completing certain predetermined product development activities, as defined in the agreements. In the aggregate for all of our agreements with pharmaceutical companies, we reported approximately $14.3 million, $10.5 million and $8.6 million in 2001, 2000 and 1999, respectively, for up-front fees, milestone and development payments and royalties.

         We have manufacturing supply agreements in place with Organon for Remeron SolTab, Novartis for Triaminic, Wyeth for loratadine, Schwarz Pharma for NuLev, AstraZeneca for fast dissolve dosage forms of Zomig and with an unnamed pharmaceutical company for seven products. We do not have a manufacturing supply agreement with Bristol-Myers Squibb for Tempra. Generally, the supply agreements define the terms by which we will manufacture and release for shipment a product for a pharmaceutical company partner and the obligations both parties have relating to payment for products and services, as well as defining the communication process, the expected production requirements and other economic terms for product supply. These agreements have varying terms of duration ranging from three to ten years. In general, our pharmaceutical company partners direct our production and shipments. In the pharmaceutical industry, parties to manufacturing supply agreements generally consider these arrangements long-term due to the complexity and lead-time required to qualify a new manufacturer with the FDA. The qualification of a new manufacturer can take up to a year while the new manufacturer completes scale-up, produces validation lots and implements stability programs. We do not consider the backlog for our products to be significant.

         We currently manufacture five pharmaceutical brands using our fast dissolve technologies for five major pharmaceutical company partners. Revenues from sales of our products were approximately 55%, 56% and 36% of our total revenue in 2001, 2000 and 1999, respectively. We also receive revenue from royalties on product sales from these five pharmaceutical company partners, which were approximately 17%, 7% and 5% of our total revenue in 2001, 2000 and 1999. Our revenue also includes product development fees and licensing revenue for development activities from a number of pharmaceutical companies, which were approximately 28%, 37% and 58% of our total revenue in 2001, 2000 and 1999, respectively. Less than 10% of our total revenues in 2001, 2000 and 1999 were derived from activities outside the U.S.

         The table below sets forth the partner, product brand name or active ingredient, therapeutic application, technology and current status for each of our major collaborative agreements.

PRODUCT
PHARMACEUTICAL	BRAND NAME	THERAPEUTIC		CURRENT
COMPANY PARTNER	OR ACTIVE INGREDIENT	APPLICATION	TECHNOLOGY	STATUS

AstraZeneca	Zomig-ZMT and Rapimelt	Anti-migraine	DuraSolv	Commercially available in the U.S. and Europe

Bristol-Myers Squibb	Tempra FirsTabs	Pediatric pain reliever	OraSolv	Commercially available in Canada

Organon	Remeron SolTab	Anti-depression	OraSolv	Commercially available in the U.S. and subject to mutual recognition approval procedures in Europe.

Novartis	Triaminic Softchews	Pediatric cold, cough and allergy	OraSolv	Commercially available in the U.S. and Canada

Schwarz Pharma	NuLev	Gastrointestinal	DuraSolv	Commercially available in the U.S.

Wyeth (formerly American Home Products)	Loratadine	Non-sedating antihistamine	DuraSolv	Regulatory submission accepted by the FDA

Unnamed pharmaceutical company	Seven undisclosed products	Undisclosed	DuraSolv and OraSolv	In development

AstraZeneca

         In May 1999, we entered into a definitive global license agreement with an affiliate of AstraZeneca for a DuraSolv formulation of AstraZeneca’s Zomig (zolmitriptan) tablets. Under the license agreement, which is exclusive for the class of anti-migraine compounds of which Zomig is a member, we receive license and product development fees, payments upon achieving specific milestones, and royalties on any sales of the prescription product. Based on the anticipated life of our patents, we expect the license agreement to expire for the U.S. market in 2018. However, the license agreement may be terminated by AstraZeneca after a notice of 180 days or by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 30 days. In addition, we have the right to terminate the license agreement if AstraZeneca fails to meet certain regulatory and commercialization obligations. Upon the failure of AstraZeneca to meet minimum sales requirements, or to pay the difference between the royalty amount due on the minimum sales requirement and the royalty amount due on actual sales, we may convert AstraZeneca’s exclusive license into a non-exclusive license. In June 1999, AstraZeneca received its first European regulatory approval for Zomig Rapimelt. In September 1999, AstraZeneca launched Zomig Rapimelt in Europe and it is currently marketed in over 20 markets outside the United States. In August 2001, we entered into a supply agreement with an affiliate of AstraZeneca, which expires on a country-by-country basis at the same time as the definitive global license agreement expires. However, the supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 45 days of notice, or by CIMA in the event AstraZeneca commercializes another fast dissolve formulation of Zomig (zolmitriptan) with a third party. AstraZeneca received FDA approval to market both the 2.5 and 5.0 milligram strengths of Zomig-ZMT in February and September of 2001, respectively. AstraZeneca announced the U.S. market launch of its 2.5 and 5.0 milligram strengths of Zomig-ZMT in the second and fourth quarters of 2001, respectively. For the three years ending December 31, 2001, we reported approximately $12.7 million in net sales of products, up-front fees, milestone and development payments attributable to our agreements with AstraZeneca. In 2001, these revenues represented 22% of our total revenues.

Bristol-Myers Squibb

         In June 1997, we entered into a multi-country, non-exclusive license agreement with Bristol-Myers Squibb, covering multiple products to be developed using the OraSolv technology. We began manufacturing commercial quantities of the OraSolv dosage form of Tempra, Bristol-Myers Squibb’s pediatric pain reliever, in 1997. Mead Johnson, an affiliate of Bristol-Myers Squibb, introduced Tempra in Canada during 1997. During 1998, Bristol-Myers Squibb decided to discontinue marketing Tempra in the U.S., but expects to continue marketing Tempra in Canada through Mead Johnson. In the fourth quarter of 1998, the license agreement was amended to return to us the rights to pediatric pain relievers in the U.S. The license agreement provides that upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days, either party may terminate the agreement. In November 2000, we agreed with Bristol-Myers Squibb to amend the June 1997 license agreement again. The amendment provides that Bristol-Myers Squibb may not terminate the license agreement before December 31, 2005, and afterwards may terminate for any reason by giving us 60 days written notice and paying us any royalty payments accruing through the termination date. We expect to continue to receive at least minimum royalty payments in connection with sales in Canada through 2005. For the three years ending December 31, 2001, we reported approximately $1.6 million in net sales of products, development payments, and royalties attributable to our agreement with Bristol-Myers Squibb. In 2001, these revenues represented 1% of our total revenues.

Organon

         In December 1999, we entered into a definitive global license agreement with affiliates of Akzo Nobel NV, Organon International AB and NV Organon, for an OraSolv formulation of Remeron (mirtazapine), a prescription anti-depression product. Under the license agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and royalties on any sales of the prescription product. The license agreement expires upon expiration of all patents covered under the agreement. Based on the anticipated life of our existing patents, we expect the license agreement to expire in the U.S. market in 2010. However, the license agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 90 days. In July 2000, we entered into a supply agreement with Organon Inc., a U.S. affiliate Akzo Nobel NV, which has an initial term of five years and automatic renewal provisions. However, the supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days of notice. In January 2001, Organon Inc. received FDA approval to market Remeron SolTab. In February 2001, Organon announced the U.S. market launch of Remeron SolTab and its agreement with Solvay Pharmaceuticals to co-promote this product through their respective sales forces. In July 2001, Organon announced its first European approval of Remeron SolTab by the Dutch Medicines Evaluation Board, which is expected to trigger mutual recognition procedures in other European countries. Organon is expected to launch Remeron SolTab in selected European markets in 2002. For the three years ending December 31, 2001, we reported approximately $19.3 million in net sales of products, up-front fees, milestone and development payments attributable to these agreements with Organon. In 2001, these revenues represented 25% of our total revenues.

Novartis

         In July 1998, we entered into a license and a supply agreement with Novartis Consumer Health, granting to Novartis exclusive rights to use of our OraSolv technology with Novartis’ Triaminic non-prescription pediatric cold, cough and allergy product line in the U.S. and Canada. Triaminic products that have been formulated using our OraSolv fast dissolve delivery system are marketed under the trade name Softchews. The license agreement, which was amended in April 2001, expires on a country-by-country basis upon the later of January 12, 2010 or the expiration of all patents covered by the agreement. Based on the anticipated life of our patents, we expect the license agreement to expire in the U.S. market in 2010. The July 1998 supply agreement was superseded by a new supply agreement in 2001, which has a term of five years and includes an automatic renewal provision subject to agreement on product pricing for the renewal periods. The supply agreement may be terminated by Novartis by providing a 90 day notice to CIMA prior to the end of the initial five year term or any renewal period. In addition, either of the license or the supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach, which is not cured by the defaulting party within 90 days for the license agreement or within 60 days for the supply agreement. In addition, Novartis may terminate the license agreement on or after July 1, 2003, after giving us a notice of nine months and paying us a termination fee of $200,000 plus all accrued amounts owed to us under the agreement. Under various individual product development agreements, which apply to specific Triaminic products, we receive product development payments, and under the license agreement, we receive royalties on sales of Softchews products. In July 1999, Novartis launched three Softchews products nationally, followed by a fourth Softchews product launch during the third quarter of 2000 and three more Softchews product launches during the second half of 2001. For the three years ending December 31, 2001, we reported approximately $23.7 million in net sales of products, up-front fees, milestone and development payments, and royalties attributable to these agreements with Novartis. In 2001, these revenues, which were principally product sales, represented 33% of our total revenues.

Schwarz Pharma

         In June 2000, we entered into an exclusive development, license and supply agreement with Schwarz Pharma, Inc. to develop and manufacture NuLev, our DuraSolv formulation of a hyoscyamine sulfate prescription product, which is used to treat irritable bowel syndrome. The agreement allows us, upon the failure of Schwarz Pharma to meet minimum sales requirements, to convert Schwarz Pharma’s exclusive license into a non-exclusive license. Based on the anticipated life of our patents, we expect the agreement to expire in the U.S. in 2018. However, the agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. Under the agreement, we will receive milestone payments upon achieving specific milestones and will receive manufacturing revenue and royalties on sales of the prescription product. A U.S. regulatory submission for NuLev is not required. Schwarz Pharma commenced the U.S. marketing launch of NuLev in March 2001. For the two years ending December 31, 2001, we reported approximately $3.2 million in net sales of products, up-front fees, milestone and development payments attributable to this agreement with Schwarz Pharma. In 2001, these revenues represented 6% of our total revenues.

Wyeth, formerly American Home Products

         In January 2000, we entered into an exclusive development and license agreement and a supply agreement with an affiliate of Wyeth for a fast dissolve formulation of loratadine, a non-sedating prescription antihistamine product. Loratadine is the active drug compound in Claritin and Claritin Reditabs, for which Schering Corporation has several U.S. patents, the first of which is scheduled to expire in December 2002. Wyeth is expected to market our DuraSolv formulation of loratadine as a generic alternative to Claritin Reditabs in 2003, unless Schering is successful in its efforts to secure extended exclusive rights to market Claritin. Based on the anticipated life of our patents, we expect the development and license agreement to expire in the U.S. market in 2018. The supply agreement expires on the tenth anniversary of the first commercial shipment of product. However, either agreement may be terminated by Wyeth after a six month notice or by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. Under the development and license agreement, we receive development and milestone payments upon achieving specific milestones and will receive royalties on any sales of the prescription product. Under the supply agreement, we receive payments based on our costs of manufacturing the products. The U.S. regulatory submission for our DuraSolv formulation of loratadine was accepted for filing by the FDA in the second quarter of 2000. For the three years ending December 31, 2001, we reported approximately $2.7 million in up-front fees, milestone and development payments attributable to these agreements with Wyeth. In 2001, these revenues represented less than 1% of our total revenues.

Unnamed Pharmaceutical Company

         In December 2001, we entered into an exclusive development, license and supply agreement with an unnamed pharmaceutical company to develop and manufacture seven undisclosed prescription products based primarily on our DuraSolv fast dissolve drug delivery system. Based on the anticipated life of our patents, we expect the agreement to expire in the U.S. in 2018. However, the agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party.

In addition, the unnamed pharmaceutical company may unilaterally terminate the agreement, in its entirety or in part, at any time prior to the market launch of any or all of the seven products by providing notice to CIMA and reimbursing CIMA for its development activities. The agreement provides that we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenue and royalties on sales of the products that we develop. The unnamed pharmaceutical company will be required to obtain FDA approval for each of the seven products prior to the marketing of such products. We expect the first of these products could be approved by the FDA and launched in the U.S. during the first half of 2004. For the year ending December 31, 2001, we reported approximately $583,000 in up-front fees, milestone and development payments attributable to this agreement. In 2001, these revenues represented 2% of our total revenues.

Proprietary Product Development

         In addition to entering into collaborations with pharmaceutical companies, we also expect to leverage our oral drug delivery technologies by actively identifying promising applications using active drug ingredients that have already been successfully marketed by leading pharmaceutical companies. We are selecting, funding and developing products on an internal basis and will be responsible for securing FDA approvals for such products. We plan to sell or license the marketing rights to these products to pharmaceutical companies with the appropriate sales and marketing organizations. We believe this strategy represents an important opportunity for CIMA because it eliminates the need for a collaborative agreement before developing additional products for our product pipeline. Equally important, we expect to retain a greater proportion of the economic value of those proprietary products that we successfully develop.

         To date, we have selected four proprietary products based on major active drug ingredients that are either off-patent or expected to become off-patent within the next few years. These proprietary products fall within the therapeutic categories of anti-infectives, cardiovascular, gastrointestinal and pain. Based on our current development schedule, we estimate the first of these products, OraVescent fentanyl, could be approved by the FDA for marketing in the U.S. in the second half of 2004.

         We have conducted three studies in humans with OraVescent fentanyl, a potential proprietary product for the treatment of breakthrough cancer pain. Our first study in humans compared our OraVescent BL formulation to a similar formulation without the absorption enhancing characteristics and to Actiq, a commercially available prescription product. Actiq (oral transmucosal fentanyl citrate) is indicated for breakthrough cancer pain in patients already receiving, and tolerant to, opioid therapy for underlying, persistent cancer pain. We believe this first study in humans demonstrates OraVescent BL’s superior absorption characteristics across mucosal membranes when compared to Actiq and to the other formulation without absorption enhancing characteristics. Our second study in humans compared our OraVescent SL to our OraVescent BL formulation using the same active drug ingredient contained in Actiq, fentanyl citrate. We believe this second study demonstrates a quicker onset of action with OraVescent SL when compared to our OraVescent BL formulation. Our third study in humans compared Actiq with OraVescent BL and OraVescent SL under simulated self-administration conditions. We believe preliminary results from the third study confirmed the results from our first two studies in humans. In November 2001, we participated in a pre-Investigational New Drug meeting with the FDA to discuss our OraVescent fentanyl human data and a possible clinical development path. We expect to perform additional studies in humans and animals in 2002.

         Our progress to date on the three other proprietary products has not gone beyond the pilot study phase, which includes acquiring active drug ingredients and preliminary planning. We do not expect to begin substantive work on one or more of these three proprietary products until late in 2002, or early 2003. These proprietary products would incorporate active drug ingredients with one of our proprietary oral drug delivery technologies. However, the active drug ingredients for these three products are currently protected by U.S. patents registered to third parties, of which the first is expected to expire in early 2005.

Intellectual Property

         We actively seek, when appropriate, to protect our products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. We hold 14 issued U.S. patents and 15 issued foreign patents covering our technologies. The core U.S. and European patents relate to our fast dissolve and taste masking technologies. We also have over 45 U.S. and foreign patent applications pending.

         A description of our more important issued U.S. patents and their dates of expiration are set forth in the table below. The majority of these patents are composition-of-matter patents. The actual scope of coverage for a patent is governed by the specific claims applicable to the patent. The descriptions set forth below are intended solely to identify patents relevant to various technologies and are not intended to represent the scope of these patents.

PATENTED TECHNOLOGIES	EXPIRATION DATE

Core OraSolv fast-dissolve and taste-masking technology	2010

The production of compressed effervescent and non-effervescent tablets using a tableting aid developed by us	2010 and 2012

The formulation of a base coated, acid effervescent mixture manufactured by controlled acid base reaction. The obtained mixture can be used in the formulation of acid sensitive compounds with OraSolv technology or other effervescent based products	2013

Taste-masking of micro-particles for oral dosage forms	2015

Core DuraSolv fast-dissolve and taste-masking technology	2018

Blister package and packaged tablet	2018

Core OraVescent oral transmucosal drug delivery technology	2019

Core OraVescent gastrointestinal drug delivery technology	2019

Microemulsions as solid oral dosage forms	2019

PakSolv technology covering part of packaging system	2019

PakSolv technology covering additional aspects of packaging system	2019

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

Research and Development

         Our research and product development efforts are focused on developing new product applications for our drug delivery technologies and expanding our technology platform to new areas of drug delivery. As of December 31, 2001, we had 54 scientists and other technicians working on research and product development. In August 2001, we purchased for $5.2 million the building in Brooklyn Park, Minnesota, which we use for our research and development center. Based on the strength of our product development portfolio of both collaborative and internal projects, we expect to end the year 2002 with approximately 80 scientists and other technicians, and to complete a renovation and expansion of our Brooklyn Park facility at an estimated capital cost of $10.0 million.

         Our research and product development personnel, support systems and facilities are organized to develop drug delivery formulations from bench-scale through full-scale commercial production under current good manufacturing practice conditions. The key goals for our research and product development efforts include:

•	developing innovative drug delivery products and systems that fulfill pharmaceutical companies’ needs;

•	developing, expanding and supporting systems to fulfill good manufacturing practice production at commercial levels required by pharmaceutical company partners;

•	recruiting and training high-quality technical and scientific personnel; and

•	supporting our intellectual property portfolio development.

         For the years ended December 31, 2001, 2000 and 1999, we spent approximately $6.4 million, $5.0 million and $4.4 million, respectively, on research and product development. We estimate that most of these expenditures were directly related to product development activities for which we received fees and licensing revenues from our pharmaceutical company partners.

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

Manufacturing

         Currently, our only manufacturing facility is located at our headquarters in Eden Prairie, Minnesota. We have two production lines, which collectively have an estimated production capacity in excess of 500 million tablets a year. We anticipate that our existing manufacturing capacity is more than adequate to meet the production requirements of our pharmaceutical partners in 2002. We plan to construct a second manufacturing site at our Brooklyn Park facility and expect the new manufacturing site to be operational in 2003.

         In 2000, we completed construction of a coating unit to provide taste masked active ingredients for our pharmaceutical company partners. During the third quarter of 2000, we commercialized our first coated active drug ingredient, mirtazapine, which is the active drug ingredient in Remeron SolTab. We believe our in-house coating capability will be a key factor in signing new agreements related to prescription pharmaceutical drugs. In 2002, we expect to begin using our coating unit in Eden Prairie to taste mask selected active drug ingredients for our non-prescription products.

         We currently purchase taste masked active drug ingredients for each of our non-prescription products from single sources of supply. We believe that all other ingredients used in the manufacture of our products are readily available from multiple suppliers or from our pharmaceutical company partners.

         We are currently adding a second coating unit and a high shear granulation unit to our Eden Prairie manufacturing facility. We expect that the high shear granulation unit, coupled with the additional coating unit, will enable us to develop, and ultimately commercialize, a broader range of prescription products. The types of products that would require these additional manufacturing capabilities are those with taste masking challenges based on the particle size of the active drug ingredient, as well as products requiring a high dose of active drug ingredient into a smaller tablet. We expect to complete the installation of this equipment by the end of 2002 at an expected capital cost of approximately $6.5 million.

         PakSolv, our proprietary packaging process, allows high-speed packing of soft, brittle tablets without breakage, into specially designed protective, child resistant packages and normal blister packages. We believe that this technology, which has two issued patents, gives us a competitive advantage.

         We plan our manufacturing cycles in advance of actual production in order to address lead times our suppliers may require. We generally do not stock significant quantities of raw materials for a product in excess of a partner’s orders nor do we manufacture finished product in excess of a partner’s orders.

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

         Fast dissolve tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, a wholly-owned subsidiary of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Pharma Technologies, the Flashtab technology developed by Ethypharm and the FlashDose technology developed by Fuisz Technologies Ltd., a wholly-owned subsidiary of Biovail Corporation. The Zydis technology is a fast dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The WOWTab and Flashtab technologies are fast dissolving technologies used in an oral fast dissolving tablet, which are similar to our DuraSolv tablet. R.P. Scherer has commercialized its Zydis technology in several major prescription products in the U.S., including Claritin Reditabs and Maxalt-MLT. We believe that other pharmaceutical companies may be developing fast dissolve tablet technologies, which may compete with our technology in the future.

         The principal competitive factors in the market for fast dissolving tablet technologies are compatibility with taste masking techniques, packaging, dosage capacity, drug compatibility, cost, ease of manufacture, patient acceptance and required capital investment for manufacturing. We believe that our fast dissolving tablet technologies compete favorably with respect to each of these factors. In a 1997 quantitative consumer study that we conducted, consumers generally preferred the OraSolv formulation to the Zydis formulation of the same active drug ingredient. Our 1997 study was confirmed by an August 2001 study we sponsored that measured migraine sufferers’ preferences between Zomig-ZMT, a CIMA DuraSolv formulation, and Maxalt-MLT, a R.P. Scherer Zydis formulation. The 2001 study indicated that 70% of the study subjects preferred CIMA’s DuraSolv formulation, compared to 27% favoring the Zydis formulation. We also believe that we offer pharmaceutical companies the largest selection of oral fast dissolve drug delivery technologies.

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

         FDA approval generally is required before a new drug product may be marketed in the U.S. Many over-the-counter, or OTC, drug products are exempt, however, from the FDA’s pre-marketing approval requirements. Whether or not products require FDA approval, drug products remain subject to various ongoing FDA regulations, including good manufacturing practice requirements, labeling requirements and warning statements, advertising restrictions related to product labeling and drug ingredient specifications. Products and their manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

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

         Our manufacturing facility is registered with the FDA. We must inform the FDA of every drug product we have in commercial distribution and keep an updated list of those drugs. Our manufacturing facility also is inspected by the FDA and must comply with good manufacturing practices regulations at all times during the manufacture and processing of drug products. The FDA completed pre-approval inspections of our Eden Prairie and Brooklyn Park facilities in August 2000. We were not cited for any significant shortcomings relating to the pre-approval inspections nor were we cited for any significant shortcomings in compliance with good manufacturing practices regulations. We cannot guarantee that any future FDA inspections will proceed without any compliance issues requiring time and resources to resolve. Our facilities also must be inspected by, and we have received a license from, the Minnesota Board of Pharmacy for the manufacture of drug products.

         We are subject to regulation under various federal, state and local laws, rules, regulations and policies regarding, among other things, occupational safety, environmental protection, the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain regulated materials and wastes, including controlled substances, and product advertising and promotion. We believe that we have complied with these laws and regulations in all material respects, and we have not been required to take any action to correct any material noncompliance. We do not currently anticipate that any material capital expenditures will be required in order to comply with these laws or that compliance with these laws will have a material effect on our business or financial condition. We are unable to predict, however, the impact on our business of any changes that may be made in these laws or of any new laws or regulations that may be imposed in the future. We cannot be sure that we will not be required to incur significant compliance costs or be held liable for damages resulting from any violation of these laws and regulations.

Employees

         As of March 1, 2002, we had 171 full-time employees, with 115 employees in Eden Prairie and 56 in Brooklyn Park. Of these employees, 88 are engaged in manufacturing and quality assurance, 54 in research and development and 29 in executive management and office support. None of our employees is subject to a collective bargaining agreement nor have we ever experienced a work stoppage. We believe our employee relations are good.

Executive Officers of the Registrant

         Our executive officers and their ages as of March 1, 2002 are as follows:

Name	Age	Title

John M. Siebert, Ph.D.	61	Chief Executive Officer and President

John H. Hontz, Ph.D.	45	Chief Operating Officer

David A. Feste	50	Vice President, Chief Financial Officer and Secretary

         Each of our executive officers has an employment agreement. There are no family relationships between or among any of our executive officers or directors.

         John M. Siebert, Ph.D. has been our President and Chief Executive Officer since September 1995, President and Chief Operating Officer from July 1995 to September 1995, and has served as a director since May 1992. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a pharmaceutical company. From 1988 to 1992, Dr. Siebert worked at Bayer Corporation. Dr. Siebert has also been employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co. and The Procter & Gamble Company. On March 18, 2002, Dr. Siebert announced that he will retire from the Company at the end of 2003. Our Board of Directors has appointed a search committee to identify and recruit a new President and Chief Executive Officer. At the appointment of his successor, Dr. Siebert will become the Chairman of the Board of Directors and will serve as Chairman until December 31, 2003.

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

ITEM 2. PROPERTIES

         Through March 2002, we leased a 75,000 square foot facility in Eden Prairie, Minnesota, a suburb of Minneapolis, which houses our corporate headquarters, manufacturing facility and warehouse space. In March 2002, we purchased this facility at a capital cost of approximately $5.7 million pursuant to the terms of an option under our lease. The facility is currently our sole manufacturing facility and contains two production lines and a coating unit. We expect to add an additional coating unit and a granulator to this facility in 2002.

         In August 2001, we purchased a 107,000 square foot facility in Brooklyn Park, Minnesota at a capital cost of approximately $5.2 million. This facility currently houses our research and product development center. In 2002, we expect to complete a $10.0 million capital expenditure program to expand research and product development capabilities of this facility. By 2003, we also expect to add to this facility manufacturing capabilities, a tablet press and a bottling line for products utilizing our DuraSolv fast dissolve delivery system, at an expected capital cost of approximately $6.0 million.

         We believe that both of these owned facilities are adequate to meet our foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol CIMA. The following table presents, for the periods indicated, the range of high and low closing sale prices for our common stock as reported on the Nasdaq National Market.

	High	Low

Year ended December 31, 2001:

First Quarter	$73.38	$46.75
Second Quarter	85.75	43.05
Third Quarter	81.35	47.97
Fourth Quarter	62.40	30.05

Year ended December 31, 2000:

First Quarter	25.25	12.13
Second Quarter	20.69	12.56
Third Quarter	52.06	20.69
Fourth Quarter	72.13	48.25

Holders

         On March 21, 2002 the last reported sale price of our common stock was $26.76 per share. We had 66 stockholders of record and an estimated 4,476 beneficial owners of our common stock as of March 21, 2002.

Dividends

         We have never declared or paid any dividends. We anticipate that all of our earnings, if any, will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         This section presents our historical financial data. You should read carefully the financial statements included in this Annual Report, including the notes to the financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 have been derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from financial statements that have been audited by Ernst & Young LLP, and are not included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income (loss) per share and see Item 7 of this report for an explanation of accounting changes regarding revenue recognition under the caption “Recently Issued Accounting Pronouncements.”

Selected Financial Data

	(in thousands, except per share data)
	Year Ended December 31,

	2001	2000

Statement of Operations Data:

Operating revenues:

Net sales	$17,756	$13,407

Product development fees and licensing	8,867	8,817

Royalties	5,403	1,695

Total operating revenues	32,026	23,919

Operating expenses:

Costs of goods sold	16,001	12,410

Research and product development	6,385	4,958

Selling, general and administrative	5,090	3,880

Total operating expenses	27,476	21,248

Other income, net	10,334	2,114

Income (loss) before cumulative effect of a change in accounting principle and income tax benefit	14,884	4,785

Cumulative effect of a change in accounting principle	—	(799)

Income tax benefit	104	—

Net income (loss)	$14,988	$3,986

Net income (loss) per share:

Basic Net income (loss) per share before cumulative effect of a change in accounting principle	$1.03	$.43

Net loss per share from cumulative effect of a change in accounting principle	—	(.07)

Net income (loss) per basic share	$1.03	$.36

Diluted Net income (loss) per share before cumulative effect of a change in accounting principle	$.97	$.39

Net loss per share from cumulative effect of a change in accounting principle	—	(.07)

Net income (loss) per diluted share	$.97	$.32

Weighted average of number of shares:

Basic	14,559	11,151

Diluted	15,503	12,385

[Additional columns below]

[Continued from above table, first column(s) repeated]

	(in thousands, except per share data)
	Year Ended December 31,

	1999	1998	1997

Statement of Operations Data:

Operating revenues:

Net sales	$4,839	$1,097	$2,628

Product development fees and licensing	7,818	6,141	2,282

Royalties	735	374	—

Total operating revenues	13,392	7,612	4,910

Operating expenses:

Costs of goods sold	7,546	4,476	4,376

Research and product development	4,388	3,307	3,364

Selling, general and administrative	2,836	3,138	3,487

Total operating expenses	14,770	10,921	11,227

Other income, net	116	122	479

Income (loss) before cumulative effect of a change in accounting principle and income tax benefit	(1,262)	(3,187)	(5,838)

Cumulative effect of a change in accounting principle	—	—	—

Income tax benefit	—	—	—

Net income (loss)	$(1,262)	$(3,187)	$(5,838)

Net income (loss) per share:

Basic Net income (loss) per share before cumulative effect of a change in accounting principle	$(.13)	$(.33)	$(.61)

Net loss per share from cumulative effect of a change in accounting principle	—	—	—

Net income (loss) per basic share	$(.13)	$(.33)	$(.61)

Diluted Net income (loss) per share before cumulative effect of a change in accounting principle	$(.13)	$(.33)	$(.61)

Net loss per share from cumulative effect of a change in accounting principle	—	—	—

Net income (loss) per diluted share	$(.13)	$(.33)	$(.61)

Weighted average of number of shares:

Basic	9,615	9,610	9,519

Diluted	9,615	9,610	9,519

	As of December 31,

Balance Sheet Data:	2001	2000	1999	1998	1997

Cash and investments	$149,505	$163,162	$2,481	$2,723	$4,423

Total assets	198,931	189,462	19,270	14,916	17,328

Accumulated deficit	(27,003)	(41,991)	(45,977)	(44,715)	(41,527)

Total stockholders’ equity	194,777	186,925	11,574	12,656	15,837

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read together with “Selected Financial Data” and our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under “Factors That Could Affect Future Results” and elsewhere in this report.

Overview

         We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast dissolve technologies. We currently manufacture five pharmaceutical brands utilizing our fast dissolve technologies: three prescription and two over-the counter brands. These products include Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, AstraZeneca’s Zomig-ZMT and its equivalent for the European market, Zomig Rapimelt, Remeron SolTab for Organon and NuLev for Schwarz Pharma. The FDA is currently reviewing Wyeth’s (formerly known as American Home Products) regulatory submission for a product we developed, an orally disintegrating dosage form of loratadine. We are also currently developing other oral drug delivery technologies for ourselves and others. We operate within a single business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us.

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

         Components of revenue, expenses and net income (loss) as a percentage of total operating revenue for the years ending December 31:

	2001	2000	1999

Net sales	55.4%	56.0%	36.1%

Product development fees & licensing revenues	27.7%	36.9%	58.4%

Royalty revenues	16.9%	7.1%	5.5%

Cost of goods sold	50.0%	51.9%	56.3%

Research & product development expense	19.9%	20.7%	32.8%

Selling, general & administrative expense	15.9%	16.2%	21.2%

Net income (loss)	46.8%	16.7%	(9.4)%

Critical Accounting Policies and Estimates

General

         The following discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

         We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion and acceptance; from up-front product development license fees, which are amortized over the expected development term of the proposed products; and from royalties on the sales of products sold by pharmaceutical companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Deferred Taxes

         The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the year ended December 31, 2001, we have recorded a $16.2 million valuation allowance related to our net deferred tax assets of $22.4 million, compared to a valuation allowance of $21.4 million related to our net deferred tax assets of $21.4 million for the year ended December 31, 2000.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

         Operating Revenues. Our total operating revenues were $32.0 million in 2001, compared to $23.9 million in 2000 and $13.4 million in 1999. Operating revenues from AstraZeneca, Organon and Novartis, our three largest pharmaceutical company partners, together represented 80%, 82% and 85% of our total revenues in 2001, 2000 and 1999, respectively. The increases in total operating revenues in each year were due to sequentially increasing development activity for new products that resulted in higher product development fees and licensing revenue, as well as sequentially increasing sales of products we manufacture and royalties on sales by our pharmaceutical company partners under license from us.

         Revenues from sales of products we manufacture were $17.8 million in 2001, compared to $13.4 million in 2000 and $4.8 million in 1999. The increase from 2000 to 2001 was due primarily to a $2.5 million increase in shipments of branded prescription products. The increase from 1999 to 2000 was due primarily to a $5.9 million increase in shipments of branded prescription products. In 2002, revenues from product sales are expected to increase from 2001 levels, with a higher proportion of sales coming from branded prescription products.

         Product development fees and licensing revenues were $8.9 million in 2001, compared to $8.8 million in 2000 and $7.8 million in 1999. The increase from 2000 to 2001 was due primarily to our increased development activity for proposed new products and the achievement of certain milestones for AstraZeneca and Organon. The increase from 1999 to 2000 was due primarily to our increased development activity for proposed new products and the achievement of certain milestones for Wyeth, AstraZeneca and Organon. Licensing revenues in 2001 and 2000 are not directly comparable to 1999 due to the change in accounting policy for up-front license fees resulting from the implementation of SAB 101, retroactive to January 1, 2000. Based on this accounting policy, 2001 product development fees and licensing revenues include amortization of deferred revenue of $400,000, compared to $1.3 million in amortization of deferred revenue in 2000. In 2002, we expect combined revenues attributable to product development fees and licensing revenues to increase by approximately 20 to 25% from 2001 levels.

         Royalties were $5.4 million in 2001, compared to $1.7 million in 2000 and $735,000 in 1999. The increase from 2000 to 2001 was due primarily to increased sales by AstraZeneca of Zomig Rapimelt in Europe and the U.S. market introduction of Zomig-ZMT in the second quarter of 2001, as well as the U.S. market introduction of Remeron SolTab by Organon and NuLev by Schwarz Pharma in the first quarter of 2001. The increase from 1999 to 2000 was due primarily to increased European sales by AstraZeneca of Zomig Rapimelt, which was launched in selected European countries in late 1999, and due to increased sales by Novartis of Triaminic. In 2002, we expect royalties to increase by approximately 100% from 2001 levels.

         Cost of goods sold. Cost of goods sold was $16.0 million in 2001, compared to $12.4 million in 2000 and $7.5 million in 1999. The increase from 2000 to 2001 was principally due to the increased production volumes of our three branded prescription products and Triaminic, as well as higher depreciation costs associated with new manufacturing equipment. The increase from 1999 to 2000 was principally due to the initial production volumes of U.S. launch supplies of Remeron SolTab for Organon and Nulev for Schwarz Pharma, as well as increased production volumes of Zomig Rapimelt for AstraZeneca. In 2002, we expect cost of goods sold to be comparable in terms of dollar amounts to the 2001 level.

         Gross profits on product sales, defined as net sales less cost of goods sold, were $1.8 million in 2001, compared to $1.0 million in 2000 and a negative gross margin in 1999. The increase from 2000 to 2001 was principally due to increases in production volumes of higher margin branded prescription products, offset in part by higher depreciation costs associated with a second production line placed in service during 2001. The increase from 1999 to 2000 was principally due to significant increases in production volumes of higher margin branded prescription products. In 2002, we expect gross profits on product sales to increase from 2001 levels in terms of dollar amounts and as a percentage of product sales.

         Research and product development expenses. Research and product development expenses were $6.4 million in 2001, compared to $5.0 million in 2000 and $4.4 million in 1999. The increase from 2000 to 2001 was due to increased development activity for AstraZeneca, Organon, Novartis and Schwarz Pharma. A partner collaboration with an unnamed pharmaceutical company for seven products also contributed to the increase in 2001. The increase from 1999 to 2000 was due primarily to increased development activity for Organon, Novartis and Schwarz Pharma. In 2002, we expect research and product development expense to increase by approximately 50% from 2001 levels due to a significant increase in partner funded collaborations, as well as internally funded development efforts related to OraVescent fentanyl.

         Selling, general and administrative expenses. Selling, general and administrative expenses were $5.1 million in 2001, compared to $3.9 million in 2000 and $2.8 million in 1999. The increase from 2000 to 2001 was due primarily to increased recruiting costs, additional consulting costs in support of expanded business development efforts and higher levels of staffing and consulting in support of our computer and information systems. The increase from 1999 to 2000 was due primarily to marketing and related consulting costs associated with our business development efforts, and hiring costs associated with increased professional staffing. In 2002, we expect selling, general and administrative expenses to increase by up to 50% from 2001 levels as we continue to make investments in people and systems to support our anticipated growth.

         Other income, net. Other income was $10.3 million in 2001, compared to $2.1 million in 2000 and $116,000 in 1999. Other income consists primarily of investment income on invested funds, net of interest expense on bank lines, loan agreements and capitalized leases. The increase from 2000 to 2001 was due primarily due to the full-year effect of investing the $150.3 million of cash proceeds from our November 2000 public offering. The increase from 1999 to 2000 was due primarily due to higher levels of cash available for investment as a result of the completion of our public offering in November 2000. In 2002, we expect other income to decrease by approximately 40% from 2001 levels due to the impact of lower interest rates, as well as lower levels of cash available for investment due to expected uses of cash for capital expenditures.

Liquidity and Capital Resources

         We have financed our operations to date primarily through private and public sales of equity securities and revenues from product sales, product development fees and licensing revenues and royalties.

         Working capital, which is defined as current assets less current liabilities, decreased by $76.2 million from $109.7 million at December 31, 2000 to $33.5 million at December 31, 2001. The decrease was due primarily to the use of $66.4 million to purchase available-for-sale securities classified as other assets, the use of $14.2 million for capital expenditures and the use of $17.9 million to repurchase approximately 534,000 shares of Common Stock, partially offset by $12.2 million in net cash provided by operating activities and by $3.0 million in cash provided by exercises of stock options. We invest excess cash in interest-bearing money market accounts and investment grade securities.

         During 2002, we plan to spend approximately $30.0 to $35.0 million to complete various improvements to our Eden Prairie manufacturing facility and Brooklyn Park R&D center. On March 6, 2002, we purchased our Eden Prairie facility for $5.7 million. During the next twelve months, we also expect to complete a second manufacturing site, which will be located at our Brooklyn Park R&D center. We expect this second manufacturing site to be operational in 2003. In addition, we expect to fund additional product development activities related to our OraVescent technology and to develop proprietary products using our OraSolv and DuraSolv technologies. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.

         Revenues from AstraZeneca, Organon and Novartis together represented approximately 80% of our total operating revenues for the year ended December 31, 2001. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

We face additional risks related to our collaborative agreements, including the risks that:

•	any existing or future collaborative agreements may not result in additional commercial products;

•	additional commercial products that we may develop may not be successful;

•	we may not be able to meet the milestones established in our current or future collaborative agreements;

•	we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners; and

•	our pharmaceutical company partners may exercise their limited rights to terminate their collaborative agreement with us.

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products And We May Lose Revenues.

         We must increase our production capacity to meet expected demand for our products. We currently have two production lines and are planning to add a bottling line and other manufacturing equipment by 2003. If we are unable to increase our production capacity as scheduled, we may be unable to meet expected demand for our products, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners with which we are developing our drug delivery technologies.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

         Our operating revenues increased 79% and 34% for the years ended December 31, 2000, and December 31, 2001, respectively, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

We May Be Unable To Achieve Our Anticipated Revenues and Profits Because The Markets For The Products We Develop And Manufacture For Our Pharmaceutical Company Partners Are Subject To Market Risks From The Introduction of Generic Prescription Products, The Pricing Strategies Of Generic Competitors And From Regulatory Strategies That Could Switch A Prescription Product To An Over-The-Counter Product.

         In January 2002, Mylan Laboratories and Teva Pharmaceutical Industries announced that they have been granted tentative approval from the FDA for their mirtazapine tablets, which are the generic version of Organon’s Remeron tablets. The active drug ingredient in Organon’s Remeron tablets is mirtazapine, for which Organon has a patent listed in the FDA’s Orange Book. The U.S. market launch of mirtazapine tablets by Mylan Laboratories and

Teva Pharmaceutical Industries, and possibly others, is subject to final FDA approval, which could occur after the resolution of all legal and patent related issues relating to Organon’s rights for mirtazapine. Organon is vigorously defending its patent rights, which it believes apply through June 2017. In February 2001, Organon began a marketing campaign to transition patients of its standard Remeron tablets to Remeron SolTab, a different dosage form of Remeron tablets, which incorporates mirtazapine with our OraSolv fast dissolve delivery system. Mylan Laboratories and Teva Pharmaceutical Industries’ mirtazapine tablets are not a generic substitute for Remeron SolTab, which is classified as a separate and unique dosage form by the FDA. There can be no assurance that Organon will be successful in its efforts to transition standard Remeron patients to Remeron SolTab or that a transition to Remeron SolTab would be successful against the potential impact of lower product pricing resulting from generic competition. Furthermore, there can be no assurance that a competitor would not develop and market a fast dissolve formulation of mirtazapine tablets using a competing fast dissolve technology. Due to the large number of variables and high degree of uncertainty, we are unable to predict the timing for the market introduction of a generic mirtazapine tablet by Mylan Laboratories and Teva Pharmaceutical Industries, and possibly others, and the effect of such generic product introductions on our business.

         Another product that involves a high degree of uncertainty is loratadine, which is currently a prescription product. We have developed for Wyeth (formerly known as American Home Products) a fast dissolve formulation of loratadine, which Wyeth is expected to market as a generic alternative to Claritin Reditabs in 2003, unless Schering Corporation is successful in its efforts to secure extended exclusive rights to market Claritin. Schering Corporation, the loratadine patent holder, is vigorously defending its legal and patent rights against Wyeth and other generic competitors.

         In May 2001, a joint committee of the FDA’s Nonprescription Drugs Advisory Committee and Pulmonary-Allergy Drugs Advisory Committee made a non-binding recommendation that loratadine, the active drug ingredient in Claritin, has a safety profile acceptable for over-the-counter marketing. In March 2002, Schering Corporation announced that the FDA has accepted for filing its application to switch all formulations of Claritin to over-the-counter products.

         The ongoing litigation against Wyeth and others by Schering Corporation to prevent or delay the market entry of a generic loratadine product, as well as Schering Corporation’s application to switch loratadine to the over-the-counter market, could affect our anticipated revenues and profits. The potential switch of loratadine from the prescription market to the over-the-counter market affects pricing, distribution channels, advertising, insurance reimbursement and a variety of other marketing and regulatory factors. The effects of a delayed market entry of Wyeth’s generic alternative to Claritin Reditabs and the potential switch from the prescription market to the over-the-counter market involve a high degree of uncertainty and we are unable to predict the effect of such changes on our business.

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

         If our products are marketed in foreign jurisdictions, we, and the pharmaceutical company partners with which we are developing our technologies, must obtain required regulatory approvals from foreign regulatory agencies and comply with extensive regulations regarding safety and quality. If approvals to market our products are delayed, if we fail to receive these approvals, or if we lose previously received approvals, our revenues would be reduced. We may be required to incur significant costs in obtaining or maintaining foreign regulatory approvals.

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

         We manufacture all of the products that we produce on our existing production lines in our Eden Prairie facility. If our existing production lines or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production lines, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. Although we currently plan to add a second manufacturing site at our Brooklyn Park, Minnesota facility to reduce this risk, we may encounter unforeseen difficulties or delays in doing so.

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

If We Cannot Keep Pace With The Rapid Technological Change And Meet The Intense Competition In Our Industry, We May Lose Business.

         Our success depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Fast dissolve tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, a wholly-owned subsidiary of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Pharma Technologies, the Flashtab technology developed by Ethypharm and the FlashDose technology developed by Fuisz Technologies Ltd., a wholly-owned subsidiary of Biovail Corporation. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do and represent significant competition for us.

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

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.

         Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted ten patents on our drug delivery and packaging systems in the U.S., which will expire beginning in 2010.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

         Although we were profitable for the year ended December 31, 2001, we have accumulated aggregate net losses from inception of approximately $27.0 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

         Other factors that will affect future capital requirements and may require us to seek additional financing include:

•	the level of expenditures necessary to develop and, or, acquire new products or technologies;

•	the progress of our research and product development programs;

•	the need to construct a larger than currently anticipated manufacturing facility, or additional manufacturing facilities, to meet demand for our products;

•	the results of our collaborative efforts with current and potential pharmaceutical company partners; and

•	the timing of, and amounts received from, future product sales, product development fees and licensing revenue and royalties.

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

         Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. For full-year 2001, operating revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 33% of our total operating revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

We May Face Product Liability Claims Related To Participation In Clinical Trials Or The Use Or Misuse Of Our Products.

         The testing, manufacturing and marketing of products using our drug delivery technologies may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from contract research organizations or pharmaceutical companies conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical companies with which we are developing our drug delivery technologies may not protect us from product liability claims from the consumers of those products or from the costs of related litigation. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or be sufficient to reimburse us, for any expenses or losses we may suffer. A successful product liability claim against us, if not covered by, or if in excess of, our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our statement of operations and reduce our earnings.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

         The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2001, the closing sale price for our common stock ranged from $30.05 to $85.75. As of March 21, 2002, the last reported sale price of our stock was $26.76 per share. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. We adopted SFAS 133 on January 1, 2001, and the adoption did not materially impact our financial statements.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that up-front license fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We implemented SAB 101 in the quarter ended on June 30, 2000. Implementation of SAB 101 was retroactive to January 1, 2000. We reported a charge to earnings of $799,000 for the cumulative effect of a change in accounting principle, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $799,000 or $0.06 per diluted share. For the year ended December 31, 2000, we recognized $799,000 in revenue that is included in the cumulative effect adjustment as of January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risks on cash, cash equivalents and available-for-sale securities. Our investments in fixed-rate debt securities, which are classified as available-for-sale at December 31, 2001, have remaining maturities ranging from 3 to 40 months and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $147.6 million at December 31, 2001, and represented 74% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

         We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of December 31, 2001, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Our financial statements as of December 31, 2001 and 2000 and for each of the years ended December 31, 2001, 2000 and 1999 begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). Financial Statements

Page Number
in this
Description	Annual Report

Audited Financial Statements:

Report of Independent Auditors	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Equity	F-5

Notes to Financial Statements	F-6 to F-17

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

Page Number
in this
Description	Annual Report

Schedule II – Valuation and Qualifying Accounts: Years Ended December 31, 2001, 2000 and 1999	F-18

(a)(3). Listing of Exhibits

Exhibit		Method of
Number	Description	Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended.	(13)

3.2	Third Restated Bylaws of CIMA.	(8)

4.1	Form of Certificate for Common Stock.	(1)

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(15)

4.3	Form of Stock Purchase Agreement dated March 13, 2000 between CIMA and certain institutional investors.	(9)

10.1	Letter Agreement, dated January 28, 1998, between CIMA and Joseph R. Robinson, Ph.D. *#	(6)

10.2	Equity Incentive Plan, as amended and restated. #	(8)

10.3	1994 Directors’ Stock Option Plan, as amended. #	(2)

10.4	Form of Director and Officer Indemnification Agreement.	(1)

10.5	License Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*	(7)

10.6	Supply Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA. *	(7)

10.7	License Agreement, dated January 28, 1994, between SRI International and CIMA. *	(1)

10.8	Non-Employee Directors’ Fee Option Grant Program. #	(3)

10.9	License Agreement, dated June 26, 1997, between Bristol-Myers Squibb Company and CIMA. *	(4)

10.10	Development and Option Agreement, dated August 11, 1997, between Schering Corporation and CIMA. *	(5)

Exhibit		Method of
Number	Description	Filing

10.11	License Agreement dated May 28, 1999, between IPR Pharmaceuticals, Inc. and CIMA. *	(8)

10.12	License Agreement dated December 29, 1999 between Organon International AG and N.V. Organon, and CIMA. *	(9)

10.13	Development and License Agreement dated January 14, 2000 between CIMA and American Home Products Corporation. *	(9)

10.14	Supply Agreement dated January 14, 2000 between CIMA and American Home Products Corporation. *	(9)

10.15	Employment Agreement, dated June 30, 2000, between CIMA and John M. Siebert, Ph.D. #	(10)

10.16	Development, License and Supply Agreement by and between CIMA and Schwarz Pharma, Inc. dated June 30, 2000 *	(10)

10.17	Employment Agreement, dated August 23, 2000, between CIMA and John Hontz, Ph.D. #	(11)

10.18	Employment Agreement, dated January 26, 2001, between CIMA and David Feste. #	(12)

10.19	2001 Stock Incentive Plan, as amended. #	(13)

10.20	Employee Stock Purchase Plan. #	(14)

10.21	Toll Manufacturing Agreement between Organon Inc. and CIMA. *	(12)

10.22	Supply Agreement, dated August 31, 2001, between CIMA and AstraZeneca UK Limited.*	(16)

10.23	Supply Agreement, dated January 1, 2001, and executed September 2, 2001, between Novartis Consumer Health, Inc. and CIMA. *	(16)

10.24	License Agreement No. 1, executed September 2, 2001, by and between Novartis Consumer Health, Inc. and CIMA, amending that certain License Agreement dated July 1, 1998, between Novartis and CIMA. *	(16)
10.25	Master Development License & Supply Agreement, dated December 18, 2001, between CIMA LABS INC. and an unnamed pharmaceutical company. *	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24.1	Power of Attorney	Filed herewith

*	Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-24424, and incorporated by reference.

(4)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

(5)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

(6)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-24424, and incorporated herein by reference.

(7)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-24424, and incorporated herein by reference.

(8)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(9)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-24424, and incorporated herein by reference.

(10)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-24424, and incorporated herein by reference.

(11)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-24424, and incorporated herein by reference.

(12)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-24424, and incorporated herein by reference.

(13) Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(14)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 14, 2001, File No. 333-63026, and incorporated herein by reference.

(15)	Incorporated by reference to Exhibit 1 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

(16)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-24424, and incorporated herein by reference.

(b). Reports on Form 8-K
None.

(c). Exhibits
See Item 14(a)(3) above.

(d). Financial Statement Schedules
See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eden Prairie, Minnesota, on the 27th day of March, 2002.

CIMA LABS INC. By: /s/ David A. Feste David A. Feste Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 27, 2002.

SIGNATURE	TITLE

* John M. Siebert	Chief Executive Officer (Principal Executive Officer) and Director

/s/David A. Feste David A. Feste	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* John F. Chappell	Director

* Steven D. Cosler	Director

* Terrence W. Glarner	Director

* Steven B. Ratoff	Director

* Joseph R. Robinson, Ph.D.	Director

By:	/s/ David A. Feste David A. Feste, Attorney-In-Fact

*	David A. Feste, pursuant to the Powers of Attorney executed by each of the officers and directors above whose name is marked by a “*”, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the officers and directors in the capacities in which the name of each appears above.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 12, 2002

CIMA LABS INC.
BALANCE SHEETS

	As of December 31,

	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$1,879,647	$91,587,716

Available-for-sale securities	20,085,284	10,425,456

Trade accounts receivable, net of allowance of $58,030 and $0	8,963,105	7,679,617

Interest receivable	2,127,151	970,997

Inventories, net	3,770,807	1,381,476

Deferred taxes	700,000	–

Prepaid expenses	170,516	210,206

Total current assets	37,696,510	112,255,468

Other assets:

Available-for-sale securities	127,539,806	61,149,019

Lease deposits	44,827	57,353

Patents and trademarks, net	388,825	258,382

Deferred taxes	5,500,000	–

Total other assets	133,473,458	61,464,754

Property, plant and equipment:

Construction in progress	2,162,791	3,437,915

Equipment	19,587,707	12,023,053

Leasehold improvements	9,418,712	7,206,712

Building and improvements	5,028,174	–

Land	658,656	–

Furniture and fixtures	634,831	601,008

	37,490,871	23,268,688

Less accumulated depreciation	(9,729,963)	(7,527,218)

	27,760,908	15,741,470

Total assets	$198,930,876	$189,461,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,607,378	$976,576

Accrued compensation	1,020,547	1,046,453

Other accrued expenses	751,302	438,478

Deferred revenue	775,000	75,000

Total current liabilities	4,154,227	2,536,507

Stockholders’ equity:

Convertible preferred stock, $0.01 par value:

5,000,000 shares authorized; none outstanding	–	–

Common stock, $0.01 par value:

60,000,000 shares authorized; 14,739,116 shares issued (including 533,700 treasury shares) at December 31, 2001 and 14,358,370 shares issued and outstanding at December 31, 2000	147,391	143,584

Additional paid-in capital	237,271,364	228,631,594

Accumulated deficit	(27,003,219)	(41,990,951)

Accumulated other comprehensive income	2,217,364	140,958

Treasury stock	(17,856,251)	–

Total stockholders’ equity	194,776,649	186,925,185

Total liabilities and stockholders’ equity	$198,930,876	$189,461,692

See accompanying notes.

CIMA LABS INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

Operating revenues:

Net sales	$17,755,588	$13,406,571	$4,839,511

Product development fees and licensing	8,867,162	8,817,209	7,817,846

Royalties	5,402,896	1,695,315	735,107

Total operating revenues	32,025,646	23,919,095	13,392,464

Operating expenses:

Costs of goods sold	16,001,089	12,409,468	7,545,341

Research and product development	6,384,519	4,958,223	4,388,902

Selling, general and administrative	5,089,934	3,880,257	2,836,573

Total operating expense	27,475,542	21,247,948	14,770,816

Other income (expense) Investment income, net	10,335,424	2,172,481	10,327

Other income (expense)	(1,482)	(58,045)	105,666

	10,333,942	2,114,436	115,993

Income (loss) before cumulative effect of a change in accounting principle and income tax benefit	14,884,046	4,785,583	(1,262,359)

Cumulative effect of a change in accounting principle	–	(799,337)	–

Income tax benefit	103,686	–	–

Net income (loss)	$14,987,732	$3,986,246	$(1,262,359)

Net income (loss) per share:

Basic

Net income (loss) per share before cumulative effect of a change in accounting principle	$1.03	$.43	$(.13)

Net loss per share from cumulative effect of a change in accounting principle	–	(.07)	–

Net income (loss) per basic share	$1.03	$.36	$(.13)

Diluted
Net income (loss) per share before cumulative effect of a change in accounting principle	$.97	$.39	$(.13)

Net loss per share from cumulative effect of a change in accounting principle	–	(.07)	–

Net income (loss) per diluted share	$.97	$.32	$(.13)

Weighted average shares outstanding:

Basic	14,558,602	11,150,581	9,615,280

Diluted	15,502,995	12,384,900	9,615,280

Pro forma amounts assuming the accounting change were applied retroactively (unaudited):

Net income (loss)		$4,785,583	$(873,738)

Net income (loss) per diluted share		$.39	$(.09)

Weighted average diluted shares		12,384,900	9,615,280

See accompanying notes

CIMA LABS INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

Operating activities

Net income (loss)	$14,987,732	$3,986,246	$(1,262,359)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	2,334,619	1,804,276	1,635,017

Income tax benefit of stock options exercised	5,633,873	—	—

Deferred income taxes	(6,200,000)	—	—

Gain on sale of investment securities	(1,425,156)	—	—

Loss on impairment of assets	—	374,809	358,291

Value of options granted in exchange for services	6,250	186,471	—

Cumulative effect of change in accounting principle	—	799,337	—

Changes in operating assets and liabilities:

Accounts receivable	(1,283,488)	(5,592,356)	(1,403,462)

Interest receivable	(1,156,154)	—	—

Inventories	(2,389,331)	1,390,953	(2,293,384)

Prepaid expenses	39,690	(153,866)	6,824

Accounts payable	630,802	(1,426,150)	1,732,129

Accrued expenses	286,918	255,752	394,136

Deferred revenue	700,000	(861,421)	(322,021)

Net cash provided by (used in) operating activities	12,165,755	764,051	(1,154,829)

Investing activities
Purchases of property, plant and equipment	(14,222,183)	(7,470,095)	(2,819,700)

Purchases of available-for-sale securities	(180,040,275)	(77,352,739)	—

Proceeds from sales of available-for-sale securities	107,491,222	5,919,222	—

Proceeds from sale of property, plant and equipment	—	15,000	—

Patents and trademarks	(262,317)	(157,160)	(105,305)

Net cash used in investing activities	(87,033,553)	(79,045,772)	(2,925,005)

Financing activities

Proceeds from exercises of stock options	2,957,786	1,410,084	180,745

Purchases of treasury stock	(17,856,251)	—	—

Net proceeds from stock offerings	—	169,627,500	—

Issuance of common stock related to employee stock purchase plan	45,668	—	—

Proceeds from (repayment of) long term debt	—	(3,500,000)	3,500,000

Notes payable	—	(195,748)	195,748

Security deposits on leases	12,526	278,048	26,447

Payments on capital lease obligations	—	(231,145)	(64,998)

Net cash (used in) provided by financing activities	(14,840,271)	167,388,739	3,837,942

(Decrease) increase in cash and cash equivalents	(89,708,069)	89,107,018	(241,892)

Cash and cash equivalents at beginning of year	91,587,716	2,480,698	2,722,590

Cash and cash equivalents at end of year	$1,879,647	$91,587,716	$2,480,698

Supplemental disclosures of cash flow information

Income taxes paid	$378,000	$32,000	$12,000

Interest paid	—	205,000	60,000

See accompanying notes.

CIMA LABS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock

	Shares	Amount

Balance at Dec. 31, 1998	9,610,394	$96,104

Net loss

Stock options exercised	35,847	358

Balance at Dec. 31, 1999	9,646,241	96,462

Net income	—	—

Unrealized investment gain	—	—

Comprehensive income

Issuance of common stock in connection with a private placement, net of offering costs of $1,500,000	1,100,000	11,000

Issuance of common stock in connection with a public offering, net of offering costs of $10,482,500	3,197,500	31,975

Stock options exercised in connection with public offering	135,000	1,350

Stock options exercised	279,629	2,797

Value of options granted in exchange for services		—

Balance at Dec. 31, 2000	14,358,370	143,584

Net income	—	—

Unrealized investment gain	—	—

Comprehensive income

Stock options exercised	379,752	3,797

Issuance of common stock related to employee stock purchase plan	994	10

Treasury stock purchased	—	—

Income tax benefit of stock options exercised	—	—

Value of options granted in exchange for services	—	—

Balance at Dec. 31, 2001	14,739,116	$147,391

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Other
		Retained	Compre-
	Additional	Earnings	hensive
	Paid-In Capital	(Deficit)	Income

Balance at Dec. 31, 1998	$57,274,274	$(44,714,838)	$—

Net loss	—	(1,262,359)	—

Stock options exercised	180,387	—	—

Balance at Dec. 31, 1999	57,454,661	(45,977,197)	—

Net income	—	3,986,246	—

Unrealized investment gain	—	—	140,958

Comprehensive income

Issuance of common stock in connection with a private placement, net of offering costs of $1,500,000	19,389,000	—	—

Issuance of common stock in connection with a public offering, net of offering costs of $10,482,500	149,360,525	—	—

Stock options exercised in connection with public offering	833,650	—	—

Stock options exercised	1,407,287	—	—

Value of options granted in exchange for services	186,471	—	—

Balance at Dec. 31, 2000	228,631,594	(41,990,951)	140,958

Net income	—	14,987,732	—

Unrealized investment gain	—	—	2,076,406

Comprehensive income

Stock options exercised	2,953,989	—	—

Issuance of common stock related to employee stock purchase plan	45,658	—	—

Treasury stock purchased	—	—	—

Income tax benefit of stock options exercised	5,633,873	—	—

Value of options granted in exchange for services	6,250	—	—

Balance at Dec. 31, 2001	$237,271,364	$(27,003,219)	$2,217,364

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury
	Stock	Total

Balance at Dec. 31, 1998	$—	$12,655,540

Net loss		(1,262,359)

Stock options exercised		180,745

Balance at Dec. 31, 1999	—	11,573,926

Net income	—	3,986,246

Unrealized investment gain	—	140,958

Comprehensive income		4,127,204

Issuance of common stock in connection with a private placement, net of offering costs of $1,500,000	—	19,400,000

Issuance of common stock in connection with a public offering, net of offering costs of $10,482,500	—	149,392,500

Stock options exercised in connection with public offering	—	835,000

Stock options exercised	—	1,410,084

Value of options granted in exchange for services	—	186,471

Balance at Dec. 31, 2000	—	186,925,185

Net income	—	14,987,732

Unrealized investment gain	—	2,076,406

Comprehensive income		17,064,138

Stock options exercised	—	2,957,786
Issuance of common stock related to employee stock purchase plan	—	45,668

Treasury stock purchased	(17,856,251)	(17,856,251)

Income tax benefit of stock options exercised	—	5,633,873

Value of options granted in exchange for services	—	6,250

Balance at Dec. 31, 2001	$(17,856,251)	$194,776,649

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

         Available-for-sale securities

         The Company classifies its investments with maturities of over ninety days when purchased as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. Fair values of investments are based on quoted market prices, where available, and include accrued interest, if applicable. Dividend and interest income is recognized when earned. Gains and losses on securities sold are determined based on the specific identification method and are included in investment income. As of December 31, 2001, approximately $127.5 million of available-for-sale securities had remaining maturities of 12 to 40 months, while the balance, $20.1 million, had remaining maturities of less than 12 months.

         Patents and Trademarks

         Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. Accumulated amortization was approximately $966,000 at December 31, 2001 and $834,000 at December 31, 2000. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from three to thirty-five years. Depreciation expense was approximately $2,203,000 in 2001; $1,698,000 in 2000; and $1,533,000 in 1999.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories

         Inventories are valued at cost using the first-in first-out (FIFO) basis for inventory turn over and control. Inventories are shown net of reserves for obsolescence of approximately $235,000 at December 31, 2001, and $225,000 at December 31, 2000. Significant components of inventory as of December 31, 2001 and 2000 are as follows:

	Year Ended December 31,

	2001	2000

Finished Goods	$112,000	$—

Raw Materials	3,659,000	1,381,000

Total Inventory	$3,771,000	$1,381,000

         Impairment of Long-Lived Assets

         The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. During the years ended December 31, 2000 and 1999, the Company recognized approximately $375,000 and $358,000, respectively, of impairment losses on equipment no longer used in operations with an original cost of approximately $557,000 and $1,200,000, respectively, shown as other expense on the Statements of Operations. The cost and associated accumulated depreciation were removed from the equipment balances on the December 31, 2000 balance sheet.

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

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that up-front license fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The Company implemented SAB 101 in its second quarter ended on June 30, 2000, retroactive to January 1, 2000. The Company reported a charge to earnings of $799,337 for the cumulative effect of a change in accounting principle, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle $724,337 or $0.06 per diluted share. The pro forma amounts presented in the Statements of Operations were calculated assuming the accounting change was made retroactively to prior periods.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the year ended December 31, 2000, the Company recognized $799,337 in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the year ended December 31, 2000 was to increase income by $799,337.

         Stock-Based Compensation

         The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Income Taxes

         Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities. A valuation reserve has been established to adjust the value of deferred income taxes. Management believes that it is more likely than not that future taxable income will be sufficient to realize a portion of the tax benefit from future deductible temporary differences and net operating loss carryforwards.

         Research and Development Costs

         All costs of research and development activities are expensed as incurred. Research and development activities are performed under contract with the Company’s pharmaceutical partners to adapt the Company’s fast-dissolve technology to the specific active drug ingredients required by the pharmaceutical partner’s products. Revenues earned from these activities are reported as product development fees, licensing revenues and royalties in the Statements of Operations, and related costs are expensed as incurred as research and development expense. These costs include salaries, building costs, utilities, depreciation on equipment used for research and development, and costs of outside contractors.

         Reclassifications

         Certain amounts presented in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

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

	Year Ended December 31,

	2001	2000	1999

Numerator:

Net income (loss)	$14,987,732	$3,986,246	$(1,262,359)

Denominator:

Denominator for basic net income (loss) per share – weighted average shares outstanding	14,558,602	11,150,581	9,615,280

Effect of dilutive stock options	944,393	1,234,319	—

Denominator for diluted net income (loss) per share – weighted average shares outstanding	15,502,995	12,384,900	9,615,280

Basic net income (loss) per share	$1.03	$.36	$(.13)

Diluted net income (loss) per share	$.97	$.32	$(.13)

4. AVAILABLE-FOR-SALE SECURITIES

         The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of December 31, 2001, and 2000 the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of forty months or less, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of December 31, 2001

Asset backed securities	$30,476,440	$377,781	$14,235	$30,839,986

Corporate bonds and notes	85,770,912	1,371,649	52,536	87,090,025

Euro notes	14,392,231	537,290	—	14,929,521

Floating rate notes	12,696,395	17,283	—	12,713,678

U.S. government securities	2,071,748	—	19,868	2,051,880

	$145,407,726	$2,304,003	$86,639	$147,625,090

As of December 31, 2000

Commercial paper	$4,449,373	$—	$813	$4,448,560

Asset backed securities	23,217,006	71,690	—	23,288,696

Corporate bonds and notes	35,445,721	158,688	10,541	35,593,868

Euro notes	5,338,075	—	77,860	5,260,215

Floating rate notes	1,998,791	—	31	1,998,760

U.S. government securities	984,551	—	175	984,376

	$71,433,517	$230,378	$89,420	$71,574,475

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES

         The Company’s deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management believes that it is more likely than not that future taxable income will be sufficient to realize a portion of the tax benefit from future deductible temporary differences and net operating loss carryforwards. Significant components of deferred income taxes as of December 31, 2001, and 2000 are as follows (in thousands):

	Year Ended December 31,

	2001	2000

Deferred assets:

Net operating loss	$20,889	$20,630

Research tax credit	723	754

Foreign tax credit	337	–

Accrued vacation	185	143

Inventory reserve	95	91

Deferred revenue	314	26

Other	64	86

	22,607	21,730

Deferred liability:

Depreciation and amortization	179	187

Other	1	139

	180	326

Net deferred income tax asset	22,427	21,404

Valuation allowance	(16,227)	(21,404)

Net deferred income tax asset	$6,200	$–

         The income tax benefit consisted of the following for the years ended December 31 (in thousands):

	2001	2000	1999

Current tax provision:

Federal	$5,077	$–	$–

State	2,042	–	–

	7,119	–	–

Deferred tax provision:

Federal	(860)	(1,927)	(439)

State	(163)	(367)	(83)

	(1,023)	(2,294)	(522)

Change in valuation allowance	(6,200)	2,294	522

Total tax provision	$(104)	$–	$–

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

5. INCOME TAXES (Continued)

         The reconciliation between the statutory federal income tax rate of 34% and the effective rate of income tax expense for the years ended December 31:

	2001	2000	1999

Statutory federal income tax rate	34%	34%	34%

Increase (decrease) in taxes resulting from:

Change in valuation allowance	(42)	(40)	(40)

Increase in (utilization of) net operating loss carry forwards	–	–	–

State taxes	7	6	6

Effective income tax rate	(1%)	–%	–%

         The Company’s net operating loss carryforwards, foreign tax credits, and research tax credits of approximately $54.0 million, $337,000, and $723,000, respectively, may be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules. The net operating loss, foreign tax credit, and research tax credit carryforwards expire in the years 2002 to 2021, the years 2005 to 2006, and the years 2003 to 2016, respectively.

6. LEASES

         The Company leases a 75,000 square foot facility in Eden Prairie, Minnesota that houses its general and administrative offices and the manufacturing operation. The lease has an initial term expiring on June 1, 2009. The rent payments will be recalculated on June 1, 2006, based on a market index. The Company has an option to extend the lease for one ten-year period and two additional five-year terms. The Company also has the option to purchase this facility.

         Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

Year ending December 31:
2002	$548,000

2003	455,000

2004	450,000

2005	442,000

2006	447,000

Thereafter	1,089,000

         Rent expense of operating leases, excluding operating expenses, for the years ended December 31, 2001, 2000, and 1999 was $620,000, $490,000, and $525,000, respectively.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

7. STOCK OPTIONS AND PURCHASE PLANS

         Stock Options

         The Company has Equity and Stock Incentive Plans (the “Plans”) under which options to purchase up to 4,150,000 shares of Common Stock may be granted to employees, consultants and others. The Compensation Committee, established by the Board of Directors, establishes the terms and conditions of all stock option grants, subject to the Plans and applicable provisions of the Internal Revenue Code. The options expire ten years from the date of grant and are usually exercisable in annual increments ranging from 25% to 33% beginning one year from the date of grant.

         The Company also has stock option plans for directors (the “Directors’ Plans”), which provides granting to non-management directors of the Company options to purchase shares of Common Stock. The maximum number of shares with respect to the non-management directors’ plans for which options may be granted is 410,000 shares.

         Shares available and options granted for the Equity and Stock Incentive Plans are as follows:

					Weighted
					Average
					Exercise Price
	Shares Available	Incentive Stock	Non-Qualified Stock	Total	Per
	for Grant	Options	Options	Outstanding	Share

Balance at Dec. 31, 1998	283,711	685,840	676,006	1,361,846	$5.08

Granted	(395,273)	330,596	64,677	395,273	6.51
Reserved	250,000	–	–	–
Forfeited	279,024	(126,641)	(152,383)	(279,024)	5.01
Exercised	–	(30,087)	–	(30,087)	5.76

Balance at Dec. 31, 1999	417,462	859,708	588,300	1,448,008	5.47

Granted	(456,962)	147,527	309,435	456,962	24.98
Forfeited	224,590	(119,867)	(104,723)	(224,590)	4.90
Exercised	–	(245,601)	(143,314)	(388,915)	5.28

Balance at Dec. 31, 2000	185,090	641,767	649,698	1,291,465	12.53

Granted	(797,046)	202,835	594,211	797,046	60.98
Reserved	1,500,000	–	–	–
Forfeited	149,291	(65,648)	(83,643)	(149,291)	42.98
Exercised	–	(100,748)	(94,004)	(194,752)	6.48

Balance at Dec. 31, 2001	1,037,335	678,206	1,066,262	1,744,468	$32.73

Exercisable:

December 31, 1999				649,137	$5.51
December 31, 2000				506,530	$5.62
December 31, 2001				487,522	$8.97

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

7. STOCK OPTIONS AND PURCHASE PLANS (Continued)

         The following table summarizes information about the Equity and Stock Incentive Plans options outstanding at December 31, 2001:

		Weighted Average			Weighted
Range of		Remaining	Weighted Average	Number Exercisable	Average
Exercise Prices	Number Outstanding	Contractual Life	Outstanding Price	at 12/31/01	Exercise Price

$2.625- $4.00	167,333	5.0 years	$3.57	135,190	$3.77

4.01-5.00	145,051	6.3 years	4.38	45,157	4.39

5.01-8.00	216,284	5.7 years	6.51	203,284	6.49

8.01-19.00	197,979	8.1 years	13.34	43,816	10.69

19.01-28.00	224,700	8.5 years	22.75	33,200	24.65

28.01-54.00	176,425	9.0 years	42.04	26,250	38.90

54.01-63.00	410,500	9.6 years	62.74	375	61.88

63.01-77.00	206,196	9.2 years	65.67	250	64.38

$2.625-$77.00	1,744,468	8.0 years	$32.73	487,522	$8.97

         Shares available and options granted for Directors’ Stock Option Plans are as follows:

			Weighted Average
	Shares Available	Non-Qualified Stock	Exercise Price Per
	for Grant	Options	Share

Balance at Dec. 31, 1998	113,570	296,430	$6.54
Granted	(40,960)	40,960	2.27
Exercised	–	(5,760)	1.30

Balance at Dec. 31, 1999	72,610	331,630	6.10
Granted	(28,551)	28,551	16.42
Exercised	–	(25,714)	7.39

Balance at Dec. 31, 2000	44,059	334,467	6.88
Granted	(22,500)	22,500	66.90
Exercised	–	(185,000)	9.17

Balance at Dec. 31, 2001	21,559	171,967	$12.31

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

7. STOCK OPTIONS AND PURCHASE PLANS (Continued)

The following table summarizes the Directors’ Stock Option Plans options outstanding at December 31, 2001:

		Weighted Average			Weighted
Range of		Remaining	Weighted Average	Number Exercisable	Average
Exercise Prices	Number Outstanding	Contractual Life	Outstanding Price	at 12/31/01	Exercise Price

$1.083-$1.99	40,916	6.5 years	$1.34	40,916	$1.34

2.00-3.99	22,500	7.4 years	3.25	22,500	3.25

4.00-4.99	51,051	5.3 years	4.49	51,051	4.49

5.00-9.99	35,000	3.8 years	7.29	35,000	7.29

10.00-66.90	22,500	9.4 years	66.90	22,500	66.90

$1.083-$66.90	171,967	6.1 years	$12.31	171,967	$12.31

         Options outstanding under the plans expire at various dates during the period from January 2002 through December 2011. The weighted average fair values of options granted at market during the years ended December 31, 2001, 2000, and 1999 were $51.25, $15.85, and $3.71, respectively. Shares granted at prices other than market in the year ended December 31, 2000, had a fair value of $15.23, and an exercise price of $4.95.

         The Company has elected to follow Accounting Principles Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for most option grants. No options were granted at prices below market in 2001. However, since options granted under the Non-Employee Directors’ Fee Option Plan are granted at a price below market, compensation expense of approximately $72,000 was recognized in the year ended December 31, 2000.

         Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999 respectively; risk-free interest rates of 5.54%, 6.50%, and 5.50%; volatility factor of the expected market price of the Company’s common stock of .763, .707, and .649; and a weighted-average expected life of the option of 10 years.

         In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have characteristics significantly different from those of traded options and have vesting restrictions and because changes in the subjective input assumptions can materially affect the fair value estimates.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

7. STOCK OPTIONS AND PURCHASE PLANS (Continued)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	2001	2000	1999

Pro forma net income (loss) (in thousands)	$6,137	$2,171	$(2,433)

Pro forma net income (loss):

per common share, basic	$.42	$0.19	$(0.25)

per common share, diluted	$.40	$0.18	$(0.25)

         Stock Purchase Plan

         Effective August 1, 2001, the Company adopted an Employee Stock Purchase Plan to provide employees an opportunity to purchase shares of its common stock through accumulated payroll deductions. Under the plan, employees purchase shares of common stock, subject to certain limitations, at 85% of the fair market value of shares on the quarterly enrollment or exercise date, whichever is lower. A total of 200,000 shares were made available for purchase under the plan. During 2001, 994 shares were issued at $45.94 per share and 199,006 shares remained available at December 31, 2001.

8. DEFINED CONTRIBUTION PLAN

         The Company has a 401(k) plan (the “Plan”), which covers substantially all employees of the Company. Contributions to the Plan are made through employee wage deferrals and employer matching contributions. The employer matching contribution percentage is discretionary and determined each year. In addition, the Company may contribute two discretionary amounts; one to non-highly compensated individuals and another to all employees. To qualify for the discretionary amounts, an employee must be employed by the Company on the last day of the Plan year or have been credited with a minimum of 500 hours of service during the Plan year.

         The 401(k) expense for the years ended December 31, 2001, 2000 and 1999 was $83,000, $68,000, and $38,000, respectively.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

9. STOCK OFFERINGS

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

10. COMMITMENTS

         The Company has future commitments for the purchase of production equipment at December 31, 2001, of approximately $2.8 million.

         11.     SEGMENT INFORMATION – MAJOR CUSTOMERS

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

         Revenues as a percentage of total revenues from major customers are as follows:

	For the Year Ended December 31,

	2001	2000	1999

American Home Products	1%	7%	7%

AstraZeneca	22	13	18

Organon	25	33	25

Novartis	33	36	42

Schwarz Pharma	6	6	—

Unnamed company	2	—	—

Other	11	5	8

Total	100%	100%	100%

         Trade accounts receivable at December 31, 2001 of approximately $8,963,000 were comprised primarily of the following customers: Organon (27%), Novartis (21%), and AstraZeneca (11%).

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS

12. QUARTERLY FINANCIAL DATA — UNAUDITED

For the three months ended
In thousands, except per share mounts	March 31	June 30	September 30	December 31

2001

Total operating revenues	$5,956	$8,059	$8,817	$9,193

Cost of goods sold	2,601	4,117	4,930	4,353

Total operating expenses	2,604	2,674	2,769	3,427

Other income, net	2,425	2,226	2,724	3,063

Net income	$3,176	$3,494	$3,842	$4,476

Per share amounts:

Basic — Net income per share	$.22	$.24	$.26	$.31

Diluted — Net income per share	$.20	$.22	$.24	$.29

Range of closing stock prices on NASDAQ	$46.75 - $73.38	$43.05 - $85.75	$47.97 - $81.35	$30.05 - $62.40

2000

Total operating revenues (a)	$5,712	$5,755	$5,366	$7,086

Cost of goods sold	3,156	3,569	2,692	2,992

Total operating expenses	1,976	2,090	2,265	2,508

Other income (expense), net	(21)	288	213	1,634

Income before cumulative effect of a change in accounting principle (a)	559	383	623	3,220

Cumulative effect of a change in accounting principle, net of income taxes (a)	(799)	—	—	—

Net income (loss)	$(240)	$383	$623	$3,220

Per share amounts:

Basic — Net income (loss) per share (a)	$(.02)	$.04	$.06	$.25

Diluted — Net income (loss) per share (a)	$(.02)	$.03	$.05	$.22

Range of closing stock prices on NASDAQ	$12.13 - $25.25	$12.56 - $20.69	$20.69 - $52.06	$48.25 - $72.13

(a)	The Company reported a charge to earnings of $799,337 for the cumulative effect of a change in accounting principle, which was included in income in the Company’s Form 10-Q for the six-month period ended June 30, 2000, and reflected herein on a proforma basis for the three-month period ended March 31, 2000. The effect of the change on the three-month period ended March 31, 2000, which has been restated herein for the change, was to increase income before cumulative effect of the change in accounting principle by $550,852. Per share amounts for the three-month period ended March 31, 2000, are presented herein on a pro-forma basis and were calculated assuming the accounting change was made retroactively to January 1, 2000.

         CIMA LABS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning	Additions Charged to		Balance at End of
	of Year	Costs and Expenses	Less Deductions	Year
Description
Year ended December 31, 2001:

Reserves and allowance deducted From asset accounts:

Allowance for doubtful accounts	$0	$58,030	$0	$58,030

Obsolescence reserve	225,000	302,335	(292,335)	235,000

Total	$225,000	$360,365	$(292,335)	$293,030

Year ended December 31, 2000:

Reserves and allowance deducted From asset accounts:

Allowance for doubtful accounts	$36,000	$(11,000)	$(25,000)	$0

Obsolescence reserve	536,736	375,091	(686,827)	225,000

Total	$572,736	$364,091	$(711,827)	$225,000

Year ended December 31, 1999:

Reserves and allowance deducted From asset accounts:

Allowance for doubtful accounts	$0	$36,000	$0	$36,000

Obsolescence reserve	156,770	379,966	0	536,736

Total	$156,770	$415,966	$0	$572,736