Form 10-Q
period 2002-03-31
CIMA LABS INC
filed 2002-05-14
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

                  Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,152,571

(Class)	(Outstanding at May 8, 2002)

INDEX

CIMA LABS INC.

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets – March 31, 2002 and December 31, 2001.	4

Statements of Operations — Three months ended March 31, 2002 and March 31, 2001.	5

Statements of Cash Flows — Three months ended March 31, 2002 and March 31, 2001.	6

Notes to Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures about Market Risks.	27

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative.

Item 6. Exhibits and Reports on Form 8-K	27

Signature	28

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
CIMA LABS INC.

	March 31,	December 31,
	2002	2001
	(Unaudited)	(See note)

Assets
Current assets:
Cash and cash equivalents	$9,408,191	$1,879,647
Available-for-sale securities	40,722,456	20,085,284
Trade accounts receivable, net	7,875,127	8,963,105
Interest receivable	1,688,389	2,127,151
Inventories, net	3,718,074	3,770,807
Deferred taxes	700,000	700,000
Prepaid expenses	569,067	170,516

Total current assets	64,681,304	37,696,510
Other assets:
Available-for-sale securities	92,793,302	127,539,806
All other, net	6,262,968	5,933,652

Total other assets	99,056,270	133,473,458
Property and equipment:
Property, plant and equipment	44,798,175	37,490,871
Accumulated depreciation	(10,344,562)	(9,729,963)

	34,453,613	27,760,908

Total assets	$198,191,187	$198,930,876

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$847,949	$1,607,378
Accrued expenses	1,638,394	1,771,849
Deferred revenue	499,167	775,000

Total current liabilities	2,985,510	4,154,227
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 14,769,279 and 14,739,116 shares issued and outstanding (including 619,425 and 533,700 treasury shares), respectively	147,693	147,391
Additional paid-in capital	237,465,697	237,271,364
Accumulated deficit	(23,598,614)	(27,003,219)
Accumulated other comprehensive income	1,190,793	2,217,364
Treasury stock	(19,999,892)	(17,856,251)

Total stockholders’ equity	195,205,677	194,776,649

Total liabilities and stockholders’ equity	$198,191,187	$198,930,876

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Statements of Operations
CIMA LABS INC.

(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

Operating revenues:
Net sales	$4,237,464	$3,296,173
Product development fees and licensing	2,307,253	1,868,217
Royalties	1,838,161	791,661

	8,382,878	5,956,051

Operating expenses:
Cost of goods sold	3,356,127	2,601,428
Research and product development	2,051,993	1,486,228
Selling, general and administrative	1,476,681	1,117,638

	6,884,801	5,205,294

Operating income	1,498,077	750,757
Other income:
Investment income	1,736,085	2,504,134
Other income (expense)	2,946	(78,541)

	1,739,031	2,425,593

Income before provision for income taxes	3,237,108	3,176,350
Provision for income taxes (benefit)	(167,497)	—

Net income	$3,404,605	$3,176,350

Net income per share:
Basic	$.24	$.22
Diluted	$.23	$.20
Weighted average shares outstanding:
Basic	14,159,399	14,458,728
Diluted	14,654,844	15,612,056

See accompanying notes.

Statements of Cash Flows
CIMA LABS INC.

(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net income	$3,404,605	$3,176,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650,434	520,333
Income tax benefit of stock options exercised	26,000	—
Deferred income taxes	(330,450)	—
Gain on sale of investment securities	(87,817)	—
Changes in operating assets and liabilities:
Accounts receivable	1,087,978	3,335,252
Interest receivable	438,762	(347,672)
Inventories	52,733	(1,817,800)
Other assets	(398,551)	(58,886)
Accounts payable	(759,430)	895,069
Accrued expenses and other	(133,454)	313,355
Deferred revenue	(275,833)	20,833

Net cash provided by operating activities	3,674,977	6,036,834

Investing activities:
Purchases of property, plant and equipment	(7,307,303)	(3,646,203)
Patents and trademarks	(34,702)	(29,057)
Purchases of available-for-sale securities	(9,025,637)	(82,606,668)
Proceeds from sales of available-for-sale securities	22,196,216	3,935,003

Net cash provided by (used in) investing activities	5,828,574	(82,346,925)

Financing activities:
Proceeds from exercises of stock options	118,473	1,534,319
Purchases of treasury stock	(2,143,641)	—
Issuance of common stock related to employee stock purchase plan	50,161	—

Net cash (used in) provided by financing activities	(1,975,007)	1,534,319

Increase (decrease) in cash and cash equivalents	7,528,544	(74,775,772)
Cash and cash equivalents at beginning of period	1,879,647	91,587,716

Cash and cash equivalents at end of period	$9,408,191	$16,811,944

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. Cash Equivalents and Investments

The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of March 31, 2002, the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of three years or less, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of March 31, 2002:
Asset backed securities	$28,070,495	$235,033	$27,796	$28,277,732
Corporate bonds and notes	77,215,513	709,597	240,572	77,684,538
Euro notes	14,383,136	477,446	—	14,860,582
Floating rate notes	10,591,562	70,104	—	10,661,666
U.S. government securities	2,064,259	—	33,019	2,031,240

Totals – March 31, 2002	$132,324,965	$1,492,180	$301,387	$133,515,758

As of December 31, 2001:
Asset backed securities	$30,476,440	$377,781	$14,235	$30,839,986
Corporate bonds and notes	85,770,912	1,371,649	52,536	87,090,025
Euro notes	14,392,231	537,290	—	14,929,521
Floating rate notes	12,696,395	17,283	—	12,713,678
U.S. government securities	2,071,748	—	19,868	2,051,880

Totals – December 31, 2001	$145,407,726	$2,304,003	$86,639	$147,625,090

4. Income Per Share

Income per share for the three months ended March 31, 2002 and 2001 are summarized in the following table:

	Three Months Ended

	March 31, 2002	March 31, 2001

Numerator:
Net income	$3,404,605	$3,176,350

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	14,159,399	14,458,728
Effect of dilutive stock options	495,445	1,153,328

Denominator for diluted earnings per share – weighted average shares outstanding	14,654,844	15,612,056

Basic earnings per share	$.24	$.22
Diluted earnings per share	$.23	$.20

5. Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities.

	Three Months Ended

	March 31, 2002	March 31, 2001

Net income	$3,404,605	$3,176,350
Unrealized (loss) gain on available- for-sale securities	(1,026,571)	1,539,291

Total comprehensive income	$2,378,034	$4,715,641

6. Inventories

Inventories are stated at the lower of cost (first in, first out) or fair market value.

	March 31, 2002	December 31, 2001

Raw materials	$3,229,178	$3,659,288
Work in process	88,194	—
Finished products	400,702	111,519

	$3,718,074	$3,770,807

7. Tax Expense

Provisions for income taxes for the three-month period ended March 31, 2002, reflect provisions for U.S. federal and state income taxes. At December 31, 2001, the Company had a valuation reserve of $16.2 million and a net deferred tax asset of $22.4 million. As of March 31, 2002, the Company had a valuation reserve of $14.7 million and a net deferred tax asset of $21.4 million.

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

Revenues as a percentage of total revenues from major customers are as follows:

	Three Months Ended

	March 31, 2002	March 31, 2001

AstraZeneca	22%	39%
Organon	30	23
Novartis	17	19
Unnamed company	12	—

	Three Months Ended

	March 31, 2002	March 31, 2001

Schwarz Pharma	6	11
Other	13	8

Total	100%	100%

Trade accounts receivable at March 31, 2002 of approximately $7,875,000 were comprised primarily of the following customers: Organon (27%), Schwarz (7%), Novartis (19%), Unnamed company (8%), and AstraZeneca (19%).

9. Reclassifications

Certain amounts presented in the 2001 financial statements have been reclassified in order to conform with the 2002 presentation. These reclassifications have no impact on the net income or shareholders’ equity as previously reported.

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

These forward-looking statements include statements relating to the expected growth in operating revenues in 2002; the timing of expected improvements to our Eden Prairie manufacturing facility; the timing for completion of improvements to our Brooklyn Park R&D center, including the construction of a second manufacturing facility; future expense levels; the timing of availability of products; expected demand for products using our technologies and the adequacy of our production capacity; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast dissolve technologies. We currently manufacture five pharmaceutical brands utilizing our fast dissolve technologies: three prescription and two over-the-counter brands. These products include Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, AstraZeneca’s Zomig-ZMT and its equivalent for the European market, Zomig Rapimelt, Remeron SolTab for Organon and NuLev for Schwarz Pharma. The FDA is currently reviewing Wyeth’s (formerly known as American Home Products) regulatory submission for an orally disintegrating dosage form of loratadine that we developed. We are also currently developing other oral drug delivery technologies for ourselves and for others. We operate within a single business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of our products which are sold by pharmaceutical companies under licenses from us.

Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand by consumers for the products we produce, new product introductions, the seasonal nature of some of the products we produce to treat seasonal ailments, pharmaceutical company ordering patterns and our production schedules. Revenues from product development fees and licensing revenue will fluctuate depending on, among other factors, the number of new collaborative agreements that we enter into, the number and timing of product development milestones that we achieve under our collaborative agreements and the level of our development activity conducted for pharmaceutical companies.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion and acceptance; from up-front product development license fees as they are amortized over the expected development term of the proposed products; and from royalties on the sales of products sold by pharmaceutical companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on management’s current estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the three months ended March 31, 2002, we have recorded a $14.7 million valuation allowance related to our net deferred tax assets of $21.4 million, compared to a valuation allowance of $16.2 million related to our net deferred tax assets of $22.4 million for the year ended December 31, 2001.

Results of Operations

Three Month Periods Ended March 31, 2002 and 2001

Operating Revenues. Our total operating revenues were $8.4 million in the first quarter of 2002, compared to $6.0 million in the first quarter of 2001. Operating revenues from AstraZeneca, Organon and Novartis, our three largest pharmaceutical company partners, together represented 69% and 81% of our total operating revenues in first quarters of 2002 and 2001, respectively. The 41% increase in total operating revenues resulted from increases in all three of our revenue components: (1) royalties on the sales of our products which are sold by pharmaceutical companies under licenses from us, (2) revenues from the sales of products we manufacture, and (3) product development fees and licensing revenue.

Revenues from net sales of products we manufacture totaled $4.2 million in the first quarter of 2002, compared to $3.3 million in the first quarter of 2001. The increase of $941,000 or 29% was due primarily to higher manufacturing volumes of Remeron SolTab for Organon. For the first quarter of 2002, branded prescription product sales increased more than $600,000 from the same period last year. Sales of branded prescription products represented 72% of our total product sales in the first quarter of 2002, compared with 74% in the first quarter of 2001.

Product development fees and licensing revenues were $2.3 million in the first quarter of 2002, compared to $1.9 million in the first quarter of 2001. The increase of $439,000 or 24% resulted from agreements for proposed new products, our achievement of certain milestones under existing agreements and an overall increase in development activity. Product development fees and licensing revenues included amortization of deferred revenue of $76,000 and $79,000 in the first quarters of 2002 and 2001, respectively. Product development fees and licensing revenues in subsequent quarters will depend on our success in signing new license and development agreements with pharmaceutical companies and our success in achieving milestones set forth in existing agreements. In 2002, we expect combined revenues attributable to product development fees and licensing revenues to increase by approximately 20 to 25% from 2001 levels.

Revenues from royalties were $1.8 million in the first quarter of 2002, compared to $792,000 in the first quarter of 2001. The increase of $1.0 million or 132% was due primarily to increased end-customer sales by AstraZeneca of Zomig Rapimelt in Europe and Zomig-ZMT in the U.S. and to increased end-customer sales by Organon of Remeron SolTab. Royalties represented 22% of our total operating revenues in the first quarter of 2002, compared to 13% in 2001. In 2002, we expect royalties to increase by approximately 100% from 2001 levels.

Cost of goods sold. Cost of goods sold was $3.4 million in the first quarter of 2002, compared to $2.6 million in the first quarter of 2001. The increase of $755,000 was principally due to higher production volumes over the same period in 2001, with increased production of Remeron SolTab for Organon accounting for most of the increase.

Gross profits on product sales, defined as net sales less cost of goods sold, were $881,000 in the first quarter of 2002, compared to gross profits of $695,000 in the first quarter of 2001. The $186,000 improvement was principally due to increased production volumes of higher margin branded prescription products. Gross profits on product sales were 21% of total product sales in the first quarter of both 2002 and 2001 because the mix of branded prescription and over-the-counter sales was essentially the same in both periods. In 2002, we expect gross profits on product sales to increase from 2001 levels in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $2.1 million in the first quarter of 2002, compared to $1.5 million in the first quarter of 2001. The increase of $566,000 was due primarily to additional staffing, development activity for our proprietary products, including OraVescent fentanyl, and infrastructure investments. In 2002, we expect research and product development expenses to increase by approximately 50% from 2001 levels due to a significant increase in development work for our pharmaceutical partners, as well as internally funded development efforts related to OraVescent fentanyl.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.5 million in the first quarter of 2002, compared to $1.1 million in the first quarter of 2001. The increase of $359,000 was due primarily to costs associated with increased professional staffing. In 2002, we expect selling, general and administrative expenses to increase 30% to 50% from 2001 levels as we continue to make investments in people and systems to support our anticipated growth.

Other income (expense). Other income was $1.7 million in the first quarter of 2002, compared to $2.4 million in the first quarter of 2001. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The decrease of $687,000 was due primarily to lower levels of cash available for investment and from lower interest rates on our investments. In 2002, we expect other income to decrease by approximately 40% from 2001 levels due to lower interest rates and our expected use of cash for capital expenditures, which will reduce the level of cash available for investment.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing revenues, and royalties.

Working capital increased from $33.5 million at December 31, 2001, to $61.7 million at March 31, 2002. The increase of $28.2 million resulted primarily from the reclassification of $20.6 million of non-current available-for-sale securities to current available-for-sale securities when the maturities of those securities became less than one year. Cash and available-for-sale securities, including both current and non-current securities, were $142.9 million at March 31, 2002, compared to $149.5 million at December 31, 2001. This decrease of $6.6 million resulted from $7.3 million of capital expenditures made by the Company (including $5.7 million used to purchase our Eden Prairie corporate headquarters and manufacturing facility), and common stock repurchases of $2.1 million, partially offset by $3.7 million of cash generated from our operating activities. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During the next nine months, we plan to spend approximately $25.0 to $30.0 million to complete various improvements to our Eden Prairie manufacturing facility, improvements to our Brooklyn Park R&D center, and to complete a second manufacturing site, which will be located at our Brooklyn Park R&D center. We expect this second manufacturing site to be operational in 2003. In addition, we expect to fund additional product development activities related to our OraVescent technology and to develop proprietary products using our OraSolv and DuraSolv technologies. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.

Revenues from AstraZeneca, Organon and Novartis together represented approximately 80% and 69% of our total operating revenues for the year ended December 31, 2001, and for the quarter ended March 31, 2002, respectively. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products And We May Lose Revenues.

We must increase our production capacity to meet expected demand for our products. We currently have two production lines and are planning to add a bottling line and other manufacturing equipment by 2003. If we are unable to increase our production capacity as scheduled, we may be unable to meet expected demand for our products, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

Compared to the corresponding periods a year earlier, our operating revenues increased 34% and 41% for the year ended December 31, 2001, and for the three month period ended March 31, 2002, respectively, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

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

In January 2002, Mylan Laboratories and Teva Pharmaceutical Industries announced that they received tentative approval from the FDA for mirtazapine tablets, which are expected to be generic substitutes for Organon’s Remeron standard tablets. In March 2002, Akzo Nobel NV, Organon’s parent company, reported that Organon sued seven generic pharmaceutical companies, including Teva and Mylan, for the infringement of Organon’s U.S. patent for Remeron (mirtazapine standard tablets). In May 2002, Organon announced that it sued Barr Laboratories, Inc. for infringing on its U.S. patent for Remeron SolTab (mirtazapine orally disintegrating tablets). The U.S. market launch of generic mirtazapine standard tablets by Mylan Laboratories, Teva Pharmaceutical Industries, and five other unnamed generic pharmaceutical companies, as well as the U.S. market launch of generic orally disintegrating mirtazapine tablets by Barr Laboratories, is subject to final FDA approval, which could occur after the resolution of all legal and patent issues related to Organon’s patent rights. Organon is vigorously defending its patent rights, which it believes apply through June 2017. There can be no assurance that Organon’s market for Remeron SolTab would not be negatively affected by generic mirtazapine competition due to the potential impact of lower product pricing resulting from generic competition from either or both standard and orally disintegrating tablets. Due to the large number of variables and high degree of uncertainty, we are unable to predict the timing for the market introduction of a generic mirtazapine standard tablet or a generic mirtazapine orally disintegrating tablet, and the effect of such generic product introductions on our business.

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

In May 2001, a joint committee of the FDA’s Nonprescription Drugs Advisory Committee and Pulmonary-Allergy Drugs Advisory Committee made a non-binding recommendation that loratadine, the active drug ingredient in Claritin, has a safety profile acceptable for over-the-counter marketing. In March 2002, Schering Corporation announced that the FDA has accepted for filing its application to switch all formulations of Claritin to over-the-counter products. In April 2002, the FDA’s Nonprescription Advisory Committee endorsed Claritin (loratadine) for over-the-counter treatment in chronic idiopathic urticaria, or chronic hives of unknown cause.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

Although we were profitable for the year ended December 31, 2001, and the quarter ended March 31, 2002, we have accumulated aggregate net losses from inception of approximately $23.6 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. For full-year 2001 and for the first three months of 2002, operating revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 33% and 17%, respectively, of our total operating revenues for such periods. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2001, the closing sale price for our common stock ranged from $30.05 to $85.75. For the three months ended March 31, 2002, the closing sale price for our common stock ranged from $19.60 to $35.45. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at March 31, 2002, have remaining maturities ranging from 3 to 36 months and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $133.5 million at March 31, 2002, and represented 67% of total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of March 31, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit	Description of Document	Method of Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended.	(1)

3.2	Third Restated Bylaws of CIMA.	(2)

4.1	Form of Certificate for Common Stock.	(3)

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(4)

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(4)	Incorporated by reference to Exhibit 1 to CIMA’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

(b)	Reports on Form 8-K

On March 27, 2002, we filed a report on Form 8-K dated March 18, 2002, which reported under Item 5, the announcement by Dr. John M. Siebert, President, Chief Executive Officer and Director of the Company, of his plans to retire from the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC. Registrant

Date May 10, 2002	By	/s/ David A. Feste David A. Feste Chief Financial Officer (principal financial and accounting officer, duly authorized to sign on behalf of the registrant)