Form 10-Q
period 2002-06-30
CIMA LABS INC
filed 2002-08-13
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number	0-24424

CIMA LABS INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1569769
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

10000 Valley View Road, Eden Prairie, MN 55344-9361 (Address of principal executive offices and zip code)	(952) 947-8700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    [X]       No       [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,214,589

(Class)	(Outstanding at August 2, 2002)

INDEX
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets CIMA LABS INC.

	June 30,	December 31,
	2002	2001
	(Unaudited)	(See note)

Assets
Current assets:
Cash and cash equivalents	$7,417,959	$1,879,647
Available-for-sale securities	48,358,111	20,085,284
Trade accounts receivable, net	8,870,329	8,963,105
Interest receivable	1,551,303	2,127,151
Inventories, net	3,991,295	3,770,807
Deferred taxes	700,000	700,000
Prepaid expenses	428,967	170,516

Total current assets	71,317,964	37,696,510

Other assets:
Available-for-sale securities	88,280,875	127,539,806
All other, net	8,384,568	5,933,652

Total other assets	96,665,443	133,473,458

Property and equipment:
Property, plant and equipment	55,056,501	37,490,871
Accumulated depreciation	(11,187,782)	(9,729,963)

	43,868,719	27,760,908

Total assets	$211,852,126	$198,930,876

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,979,819	$1,607,378
Accrued expenses	2,260,853	1,771,849
Deferred revenue	543,334	775,000

Total current liabilities	10,784,006	4,154,227

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000,000 shares
authorized; none outstanding	-	-
Common stock, $.01 par value; 60,000,000 shares authorized;
14,810,995 and 14,739,116 shares issued and outstanding
(including 619,425 and 533,700 treasury shares), respectively	148,110	147,391
Additional paid-in capital	239,343,563	237,271,364
Accumulated deficit	(19,431,118)	(27,003,219)
Accumulated other comprehensive income	1,007,457	2,217,364
Treasury stock	(19,999,892)	(17,856,251)

Total stockholders’ equity	201,068,120	194,776,649

Total liabilities and stockholders’ equity	$211,852,126	$198,930,876

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Statements of Operations
CIMA LABS INC.
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
Net sales	$4,638,800	$4,600,935	$8,876,264	$7,897,109
Product development fees and licensing	3,060,348	2,043,100	5,367,601	3,911,317
Royalties	2,500,855	1,414,750	4,339,016	2,206,411

	10,200,003	8,058,785	18,582,881	14,014,837

Operating expenses:
Cost of goods sold	3,811,641	4,116,781	7,167,768	6,718,205
Research and product development	2,486,930	1,363,820	4,538,923	2,850,048
Selling, general and administrative	1,943,474	1,310,008	3,420,155	2,427,647

	8,242,045	6,790,609	15,126,846	11,995,900

Operating income	1,957,958	1,268,176	3,456,035	2,018,937

Other income:
Investment income	1,935,188	2,383,589	3,671,273	4,887,723
Other income (expense)	2,550	(115)	5,496	(1,245)

	1,937,738	2,383,474	3,676,769	4,886,478

Income before provision for income taxes	3,895,696	3,651,650	7,132,804	6,905,415
Provision for income taxes (benefit)	(271,800)	157,510	(439,297)	234,921

Net income	$4,167,496	$3,494,140	$7,572,101	$6,670,494

Net income per share:
Basic	$.29	$.24	$.53	$.46
Diluted	$.28	$.22	$.52	$.43

Weighted average shares outstanding:
Basic	14,168,694	14,605,909	14,164,072	14,524,699
Diluted	14,630,735	15,647,303	14,630,575	15,542,942

See accompanying notes.

Statements of Cash Flows
CIMA LABS INC.

(Unaudited)

	For the Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net income	$7,572,101	$6,670,494
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,531,214	1,086,050
Income tax benefit on stock options exercised	1,664,000	2,700,000
Deferred income taxes	(2,445,598)	(2,700,000)
Gain on sale of investment securities	(473,960)	-
Changes in operating assets and liabilities:
Accounts receivable	92,776	1,336,260
Interest receivable	575,848	(1,314,509)
Inventories	(220,488)	(2,302,947)
Other assets	(230,326)	(79,221)
Accounts payable	6,372,442	1,368,138
Accrued expenses and other	489,001	281,712
Deferred revenue	(231,666)	8,333

Net cash provided by operating activities	14,695,344	7,054,310

Investing activities:
Purchases of property, plant and equipment	(17,565,631)	(5,957,491)
Patents and trademarks	(106,837)	(168,894)
Purchases of available-for-sale securities	(49,040,740)	(119,763,794)
Proceeds from sales of available-for-sale securities	59,290,897	36,960,661

Net cash used in investing activities	(7,422,311)	(88,929,518)

Financing activities:
Proceeds from exercises of stock options	312,640	2,788,606
Purchases of treasury stock	(2,143,641)	-
Issuance of common stock related to employee stock purchase plan	96,280	-

Net cash (used in) provided by financing activities	(1,734,721)	2,788,606

Increase (decrease) in cash and cash equivalents	5,538,312	(79,086,602)
Cash and cash equivalents at beginning of period	1,879,647	91,587,716

Cash and cash equivalents at end of period	$7,417,959	$12,501,114

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

2. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. Cash Equivalents and Investments
The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of June 30, 2002, the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of three years or less, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

As of June 30, 2002:
Asset backed securities	$28,595,681	$265,062	$8,201	$28,852,542
Commercial paper	3,733,506	-	190	3,733,316
Corporate bonds and notes	70,225,247	568,436	90,514	70,703,169
Euro notes	14,075,663	322,874	23,653	14,374,884
Floating rate notes	15,641,940	5,298	47,413	15,599,825
U.S. government securities	3,359,492	15,758	-	3,375,250

Totals – June 30, 2002	$135,631,529	$1,177,428	$169,971	$136,638,986

As of December 31, 2001:
Asset backed securities	$30,476,440	$377,781	$14,235	$30,839,986
Corporate bonds and notes	85,770,912	1,371,649	52,536	87,090,025
Euro notes	14,392,231	537,290	-	14,929,521
Floating rate notes	12,696,395	17,283	-	12,713,678
U.S. government securities	2,071,748	-	19,868	2,051,880

Totals – December 31, 2001	$145,407,726	$2,304,003	$86,639	$147,625,090

4. Income Per Share
Income per share for the three and six months ended June 30, 2002, and 2001 are summarized in the following table:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator:
Net income	$4,167,496	$3,494,140	$7,572,101	$6,670,494

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	14,168,694	14,605,909	14,164,072	14,524,699
Effect of dilutive stock options	462,041	1,041,394	466,503	1,018,243

Denominator for diluted earnings per share – weighted average shares outstanding	14,630,735	15,647,303	14,630,575	15,542,942

Basic earnings per share	$.29	.24	$.53	$.46
Diluted earnings per share	$.28	.22	$.52	$.43

5. Comprehensive Income
Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities.

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income	$4,167,496	$3,494,140	$7,572,101	$6,670,494
Unrealized (loss) gain on available-for-sale securities	(183,336)	127,737	(1,209,907)	1,667,028

Total comprehensive income	$3,984,160	$3,621,877	$6,362,194	$8,337,522

6. Inventories
Inventories are stated at the lower of cost (first in, first out) or fair market value.

	June 30, 2002	December 31, 2001

Raw materials	$3,247,086	$3,659,288
Work in process	57,805	-
Finished products	686,404	111,519

	$3,991,295	$3,770,807

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

These forward-looking statements include statements relating to the expected growth in operating revenues in the second half of 2002; the timing of expected improvements to our Eden Prairie manufacturing facility; the timing for completion of improvements to our Brooklyn Park R&D center, including the construction of a second site for manufacturing; future expense levels; the timing of availability of products; expected demand for products using our technologies; the adequacy of our production capacity; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast dissolve technologies. We currently manufacture five pharmaceutical brands utilizing our fast dissolve technologies: three prescription and two over-the-counter brands. These products include Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, AstraZeneca’s Zomig-ZMT and its equivalent for non-U.S. markets, Remeron SolTab for Organon and NuLev for Schwarz Pharma. The FDA is currently reviewing Wyeth’s (formerly known as American Home Products) regulatory submission for an orally disintegrating dosage form of loratadine that we developed. We are also currently developing other oral drug delivery technologies for ourselves and for others. We operate within a single business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of our products which are sold by pharmaceutical companies under licenses from us.

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

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on management’s current estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the six months ended June 30, 2002, we have recorded an $11.5 million valuation allowance related to our net deferred tax assets of $20.1 million, compared to a valuation allowance of $16.2 million related to our net deferred tax assets of $22.4 million for the year ended December 31, 2001.

Results of Operations

Three and Six Month Periods Ended June 30, 2002 and 2001

Components of revenue, expenses, and net income as a percentage of total operating revenue for the three and six month periods ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net sales	45%	57%	48%	56%
Product development fees & licensing revenues	30%	25%	29%	28%
Royalty revenues	25%	18%	23%	16%
Cost of goods sold	37%	51%	39%	48%
Research & product development expenses	24%	17%	24%	20%
Selling, general & administrative expenses	19%	16%	18%	17%
Net income	41%	43%	41%	48%

Operating Revenues. Total operating revenues for the second quarter ended June 30, 2002 were $10.2 million, an increase of $2.1 million, or 27%, over the same period in 2001, and for the first half of 2002, total operating revenues were $18.6 million, an increase of $4.6 million, or 33%, over same period in 2001. The second quarter and first half increases in total operating revenue resulted from increases in all three of our revenue components: (1) royalties on the sales of our products which are sold by pharmaceutical companies under licenses from us, (2) product development fees and licensing revenue, and (3) revenues from the sales of products we manufacture.

Revenues from net sales of products we manufacture in the second quarter of 2002 were $4.6 million, an increase of $38,000, or 1%, over the same period of 2001, and for the first half of 2002, revenues from net sales of products we manufacture were $8.9 million, an increase of $1.0 million, or 12%, over the same period of 2001. The second quarter and first half increases were primarily due to higher manufacturing volumes of Remeron SolTab for Organon that were partially offset by lower sales of Triaminic Softchews for Novartis. As a category, sales of branded prescription products increased; representing 81% and 77% of our total product sales in the second quarter and first half of 2002, respectively, compared with 50% and 60% in last year’s second quarter and first half, respectively. Triaminic Softchews are expected to account for a higher proportion of manufacturing volumes in the third quarter, which is typically the peak quarter for this over-the-counter product due to its seasonal nature.

Revenues from product development fees and licensing were $3.1 million in the second quarter of 2002, an increase of $1.0 million, or 50%, from the same period of 2001, and for the first half of 2002, revenues from product development fees and licensing were $5.4 million, an increase of $1.5 million, or 37%, from the same period of 2001. These increases resulted from agreements for proposed new products, our achievement of certain milestones under existing agreements, and an overall increase in development activity. Revenues from product development fees and licensing included amortization of deferred revenue of $206,000 and $282,000 in the second quarter and first half of 2002, respectively, compared to $13,000 and $92,000 in the same periods of 2001, respectively. For full-year 2002, we expect combined revenues attributable to product development fees and licensing revenues to increase by approximately 20 to 25% from 2001 levels.

Revenues from royalties were $2.5 million in the second quarter of 2002, an increase of $1.1 million or 77% over the same period of 2001, and for the first half of 2002, revenues from royalties were $4.3 million, an increase of $2.1 million, or 97%, over the same period of 2001. The increases were due primarily to increased end-customer sales by Organon of Remeron SolTab and increased end-customer sales by AstraZeneca of Zomig Rapimelt (the non-U.S. equivalent of Zomig-ZMT) in Europe and Zomig-ZMT in the United States. For full-year 2002, we expect royalties to increase by approximately 100% from 2001 levels.

Cost of goods sold. Cost of goods sold was $3.8 million in the second quarter of 2002, a decrease of $305,000 from $4.1 million in the second quarter of 2001, and cost of goods sold in the first half of 2002 increased to $7.2 million from $6.7 million for the same period of 2001. The second quarter decrease of $305,000 was principally due to an improved mix in the products we manufactured and shipped compared to the same period last year. The first half of 2002 cost of goods sold increase of $450,000 was due mainly to higher production volumes and higher levels of depreciation expense over the same period in 2001. For 2002, we expect cost of goods sold to increase from 2001 in terms of dollar amounts, but decrease as a percentage of net sales of products we manufacture.

Gross profits on product sales were $827,000 and $1.7 million in the second quarter and first half of 2002, respectively, compared to $484,000 and $1.2 million in the same periods of 2001, respectively. The second quarter and first half improvements were principally due to increased production volumes of higher margin branded prescription products. Gross profits on product sales were 18% and 19% of total product sales in the second quarter and first half of 2002, respectively, compared to 11% and 15% for the same periods in 2001, respectively, reflecting the increased mix of branded prescription products. For full-year 2002, we expect gross profits on product sales to increase from 2001 levels in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $2.5 million in the second quarter of 2002, an increase of $1.1 million, or 82%, over the same period of 2001, and for the first half of 2002, these expenses were $4.5 million, an increase of $1.7 million, or 59%, over the same period of 2001. These increases were due primarily to additional staffing, development activity for our proprietary products, including OraVescent fentanyl, and infrastructure investments. For full-year 2002, we expect research and product development expenses to increase by approximately 50% from 2001 levels due to a significant increase in development work for our collaborative pharmaceutical company partners, as well as development efforts related to our proprietary products

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.9 million in the second quarter of 2002, an increase of $633,000, or 48%, over the same period of 2001. Selling, general and administrative expenses of $3.4 million for the first half of 2002 increased $1.0 million, or 41%, over the same period of 2001. These increases were due primarily to costs associated with increased professional staffing. In the second quarter of 2002, selling, general and administrative expenses included approximately $200,000 of one-time executive recruitment and relocation costs. For full-year 2002, we expect selling, general and administrative expenses to increase approximately 40% from 2001 levels as we continue to make investments in people and systems to support our anticipated growth.

Other income (expense). Other income was $1.9 million in the second quarter of 2002, a decrease of $446,000, over the same period of 2001. For the first half of 2002 other income of $3.7 million decreased $1.2 million from the same period of 2001. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The decreases from 2001 were due primarily to lower levels of cash available for investment and from lower interest rates on our investments. For full-year 2002, we expect other income to decrease in the range of 35 to 40% from 2001 levels due to lower interest rates and expected capital expenditures, which will reduce the level of cash available for investment.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing revenues, and royalties.

Working capital increased from $33.5 million at December 31, 2001, to $60.5 million at June 30, 2002. The increase of $27.0 million resulted primarily from the reclassification of $28.3 million of non-current available-for-sale securities to current available-for-sale securities when the maturities of those securities became less than one year. Cash and available-for-sale securities, including both current and non-current securities, were $144.1 million at June 30, 2002, compared to $149.5 million at December 31, 2001. This decrease of $5.4 million resulted from $17.6 million of capital expenditures made by the Company (including $5.7 million used to purchase our Eden Prairie corporate headquarters and manufacturing facility), and common stock repurchases of $2.1 million, partially offset by $14.7 million of cash generated from our operating activities. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During the next six months, we plan to spend approximately $15.0 to $20.0 million to add granulation capabilities and expand taste-masking capacity to our Eden Prairie manufacturing facility, expand and renovate our Brooklyn Park R&D center, and to initiate work on a second manufacturing site, which will be located at our Brooklyn Park R&D center. We expect this second manufacturing site, which will include a bottling production line, to be operational in the second half of 2003. In addition, we expect to fund additional product development activities related to our OraVescent technology and to develop proprietary products using our OraSolv and DuraSolv technologies. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.
Revenues from AstraZeneca, Organon and Novartis together represented approximately 70% of our total operating revenues for both the quarter ended June 30, 2002, and for the six months ended June 30, 2002, compared to 85% and 84% for the corresponding periods in 2001. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products And We May Lose Revenues.
We must increase our production capacity to meet expected demand for our products. We currently have two production lines and are planning to add a bottling line and other manufacturing equipment in 2003. If we are unable to increase our production capacity as scheduled, we may be unable to meet expected demand for our products, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.
Compared to the corresponding periods a year earlier, our operating revenues increased 34% and 33% for the year ended December 31, 2001, and for the six month period ended June 30, 2002, respectively, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

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
In January 2002, Mylan Laboratories and Teva Pharmaceutical Industries announced that they received tentative approval from the FDA for mirtazapine tablets, which are expected to be generic substitutes for Organon’s Remeron standard tablets. In March 2002, Akzo Nobel NV, Organon’s parent company, reported that Organon sued seven generic pharmaceutical companies, including Teva and Mylan, for the infringement of Organon’s U.S. patent for Remeron (mirtazapine standard tablets). In May 2002, Organon announced that it sued Barr Laboratories, Inc. for infringing on its U.S. patent for Remeron SolTab (mirtazapine orally disintegrating tablets). The U.S. market launch of generic mirtazapine standard tablets by Mylan Laboratories, Teva Pharmaceutical Industries, and five other unnamed generic pharmaceutical companies, as well as the U.S. market launch of generic orally disintegrating mirtazapine tablets by Barr Laboratories, is subject to final FDA approval, which could occur after the resolution of all legal issues related to Organon’s patent rights. Organon is vigorously defending its patent rights, which it believes apply through June 2017. There can be no assurance that Organon’s market for Remeron SolTab would not be negatively affected by generic mirtazapine competition due to the potential impact of lower product pricing resulting from generic competition from either or both standard and orally disintegrating tablets. Due to the large number of variables and high degree of uncertainty, we are unable to predict the timing for the market introduction of a generic mirtazapine standard tablet or a generic mirtazapine orally disintegrating tablet, or the effect of such generic product introductions on our business.

Another pharmaceutical active that involves a high degree of uncertainty is loratadine, which is currently a prescription product. We have developed for Wyeth (formerly known as American Home Products) a fast dissolve formulation of loratadine for both the prescription pharmaceutical and the over-the-counter markets, which Wyeth expects to market as a competitive product to Claritin Reditabs in 2003, unless Schering Corporation, the loratadine patent holder, is successful in its efforts to secure extended exclusive rights to market Claritin. In August 2002, Schering Corporation received a summary judgement from a United States District Court that invalidates their patent. Schering Corporation is expected to appeal this Court’s decision.

In May 2001, a joint committee of the FDA’s Nonprescription Drugs Advisory Committee and Pulmonary-Allergy Drugs Advisory Committee made a non-binding recommendation that loratadine, the active drug ingredient in Claritin, has a safety profile acceptable for over-the-counter marketing. In March 2002, Schering Corporation announced that the FDA has accepted for filing its application to switch all formulations of Claritin to over-the-counter products. In April 2002, the FDA’s Nonprescription Advisory Committee endorsed Claritin (loratadine) for over-the-counter treatment in chronic idiopathic urticaria, or chronic hives of unknown cause. We have developed for Wyeth a fast dissolve formulation of loratadine for the over-the-counter market, which Wyeth is expected to launch in the U.S. market, subject to the FDA’s approval to switch loratadine to the over-the-counter market and the resolution of certain legal and patent issues brought by Schering Corporation in their efforts to secure extended exclusive rights to market loratadine.

The ongoing litigation against Wyeth and others by Schering Corporation to prevent or delay the market entry of a loratadine product, as well as Schering Corporation’s application to switch loratadine to the over-the-counter market, could affect our anticipated revenues and profits. The potential switch of loratadine from the prescription market to the over-the-counter market affects pricing, distribution channels, advertising, insurance reimbursement and a variety of other marketing and regulatory factors. The effects of a delayed market entry of Wyeth’s generic alternative to Claritin Reditabs and the potential switch from the prescription market to the over-the-counter market involve a high degree of uncertainty and we are unable to predict the effect of such changes on our business.

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
We manufacture all our products on our existing production lines in our Eden Prairie facility. If our existing production lines or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production lines, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. Although we currently plan to add a second manufacturing site at our Brooklyn Park, Minnesota facility to reduce this risk, we may encounter unforeseen difficulties or delays in doing so.

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

If We Cannot Develop Additional Products, Our Ability To Increase Our Revenues Would Be Limited.
We intend to continue to enhance our current technologies and pursue additional proprietary drug delivery technologies. If we are unable to do so, we may be unable to achieve our objectives of revenue growth and sustained profitability. Even if enhanced or additional technologies appear promising during various stages of development, we may not be able to develop commercial applications for them because:

•	the potential technologies may fail clinical studies;

•	we may not find a pharmaceutical company willing to adopt the technologies;
•	it may be difficult to apply the technologies on a commercial scale; or
•	the technologies may be uneconomical to market.

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

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.
Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted more than fourteen patents on our drug delivery and packaging systems in the U.S., which will expire beginning in 2010.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.
Although we were profitable for the year ended December 31, 2001, and the six months ended June 30, 2002, we have accumulated aggregate net losses from inception of approximately $19.4 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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
We may require additional financing to fund the development and possible acquisition of new drug delivery technologies and to increase our production capacity beyond what is currently anticipated. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail any plans to develop or acquire new drug delivery technologies or may be required to limit the expansion of our manufacturing capacity. We believe our cash and cash equivalents, and expected revenues from operations will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may elect to pursue additional financing at any time to more aggressively pursue development of new drug delivery technologies and expand manufacturing capacity beyond that currently planned.

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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.
Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. For full-year 2001 and for the first six months of 2002, operating revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 33% and 16%, respectively, of our total operating revenues for such periods. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.
The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2001, the closing sale price for our common stock ranged from $30.05 to $85.75. For the six months ended June 30, 2002, the closing sale price for our common stock ranged from $18.94 to $35.45. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at June 30, 2002, have remaining maturities ranging from 3 to 36 months and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $136.6 million at June 30, 2002, and represented 64% of total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of June 30, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on Wednesday, June 5, 2002. There were 14,149,929 shares of the Company’s common stock entitled to vote and a total of 13,222,905 shares were represented at the Annual Meeting. Two matters were submitted to the stockholders for approval: (1) the election of six directors and (2) the ratification of the selection of Ernst & Young LLP as the independent public accountants for the Company.

Six nominees, namely John M. Siebert, Ph.D., Terrence W. Glarner, Steven B. Ratoff, Joseph R. Robinson, Ph.D., John F. Chappell, and Steven D. Cosler, were duly elected as directors of the Company until the next annual meeting of stockholders. Each nominee received at least ninety-eight percent of the votes cast in favor of his election. Further results of the voting were as follows:

	Votes Cast
	for the	Votes
Director	Director	Withheld

John M. Siebert, Ph.D.	13,193,334	129,571
Terrence W. Glarner	13,065,463	257,442
Steven B. Ratoff	13,115,736	207,169
Joseph R. Robinson, Ph.D.	13,218,009	104,896
John F. Chappell	13,196,811	126,094
Steven D. Cosler	13,109,673	213,232

There were no abstentions and no broker non-votes.

The proposal to approve the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company’s stockholders. A total of 12,890,503 shares of the Company’s common stock were voted in favor of the proposal, 427,161 shares of the Company’s common stock were voted against the proposal and holders of 5,241 shares of the Company’s common stock abstained from voting. There were no broker non-votes. The proposal to approve the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-seven percent of the vote cast.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit	Description of Document	Method of Filing

	3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended.	(1)

	3.2	Third Restated Bylaws of CIMA.	(2)

	4.1	Form of Certificate for Common Stock.	(3)

	4.2	Amended and Restated Rights Agreement dated June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(4)

	10.1	Development, License and Supply Agreement made as of May 20, 2002, by and between CIMA and Schering-Plough Ltd.*	Filed herewith

	10.2	Development and License Agreement dated June 18, 2002, between CIMA and WYETH (formerly known as American Home Products Corporation), acting through its Wyeth Consumer Healthcare Division.*	Filed herewith

	10.3	Supply Agreement dated June 18, 2002, between CIMA and WYETH (formerly known as American Home Products Corporation), acting through its Wyeth Consumer Healthcare Division.*	Filed herewith

	99.1	Certification of Chief Executive Officer	Filed herewith

	99.2	Certification of Chief Financial Officer	Filed herewith

*	Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 333-62954, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(4)	Incorporated by reference to Exhibit 1 to CIMA’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC.

Registrant

Date	August 9, 2002	By	/s/David A. Feste

David A. Feste
Chief Financial Officer
(principal financial and accounting officer,
duly authorized to sign on behalf of the
registrant)