Form 10-K/A
period 2001-12-31
CIMA LABS INC
filed 2002-10-31
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-24424

CIMA LABS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1569769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie,	(952) 947-8700
MN 55344-9361	(Registrant’s telephone number, including area code)
(Address of principal executive offices and zip code)

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of common stock held by non-affiliates of Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on March 21, 2002 was $277,566,789. Common stock outstanding at March 21, 2002 was 14,226,154 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Stockholders to be held on June 5, 2002 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

ITEM 1. BUSINESS
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EX-10.25 Master Development License & Supply Agmnt
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

Explanatory Note:

This Amendment No. 1 on Form 10-K/A is being filed to amend two paragraphs of the business section in Item 1 of Part I of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002 (the “Original 10-K”) and to amend Item 14(a)(3) of Part IV and Exhibit 10.25 of the Original 10-K in response to comments that we received from the Securities and Exchange Commission. The first full paragraph on page 7 of the Original 10-K which begins with “Named pharmaceutical companies...” and the last paragraph on page 10 of the Original 10-K immediately following the heading “Unnamed Pharmaceutical Company” have both been revised to disclose additional information with respect to the aggregate fees that we may receive under our development, license and supply agreement with the unnamed pharmaceutical company. This Amendment No. 1 also updates Item 14(a)(3) and revises Exhibit 10.25 to disclose additional provisions for which we had originally requested confidential treatment. In addition, we have included the certifications of the chief executive officer and chief financial officer required by Section 906 of the Sarbanes-Oxley Act as Exhibits 99.1 and 99.2 and have included the certifications of such officers pursuant to Section 302 of the Sarbanes-Oxley Act. Other than these amendments, Item 1 and Item 14 remain in the same form as initially filed. This report continues to speak as of the date of the Original 10-K, and we have not updated the disclosure in this report to speak as of a later date.

Item 1 of Part I of the Original 10-K is amended in its entirety as follows:

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

     Named pharmaceutical companies with which we currently have development and license agreements include AstraZeneca, Bristol-Myers Squibb, Organon, Novartis, Schwarz Pharma and Wyeth. In December 2001, we entered into a development, license and supply agreement with an unnamed pharmaceutical company. In each of these agreements, we have received an up-front fee, which is typically a non-refundable payment for future product development activities. We have also received milestone and development payments under each of these agreements for achieving certain product development milestone events and for completing certain predetermined product development activities, as defined in the agreements. In the aggregate for all of our agreements with pharmaceutical companies, we reported approximately $14.3 million, $10.5 million and $8.6 million in 2001, 2000 and 1999, respectively, for up-front fees, milestone and development payments and royalties. Our development, license and supply agreement with the unnamed pharmaceutical company provides for license and product development fees and milestone payments in the aggregate amount of $15 million. This is the greatest amount of such fees and payments that we may receive under this agreement. We could receive a substantially smaller amount of fees and payments for many reasons, including if we fail to achieve certain milestones or if the unnamed pharmaceutical company exercises its option to terminate the agreement. The aggregate amount of development fees and milestone payments set forth in the agreement should not be viewed as guaranteed future payments.

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

Unnamed Pharmaceutical Company

     In December 2001, we entered into an exclusive development, license and supply agreement with an unnamed pharmaceutical company to develop and manufacture seven undisclosed prescription products based primarily on our DuraSolv fast dissolve drug delivery system. Based on the anticipated life of our patents, we expect the agreement to expire in the U.S. in 2018. However, the agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party. In addition, the unnamed pharmaceutical company may unilaterally terminate the agreement, in its entirety or in part, at any time prior to the market launch of any or all of the seven products by providing notice to CIMA and reimbursing CIMA for its development activities. The agreement provides that we will receive manufacturing revenue and royalties on sales of the products that we develop. The unnamed pharmaceutical company will be required to obtain FDA approval for each of the seven products prior to the marketing of such products. We expect the first of these products could be approved by the FDA and launched in the U.S. during the first half of 2004. For the year ending December 31, 2001, we reported approximately $583,000 in up-front fees, milestone and development payments attributable to this agreement. In 2001, these revenues represented 2% of our total revenues. The agreement provides for license and product development fees and milestone payments in the aggregate amount of $15 million. This is the greatest amount of such fees and payments that we may receive under this agreement. We could receive a substantially smaller amount of fees and payments for many reasons, including if we fail to achieve certain milestones or if the unnamed pharmaceutical company exercises its option to terminate the agreement. The aggregate amount of development fees and milestone payments set forth in the agreement should not be viewed as guaranteed future payments.

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

Item 14 of the Original 10-K is amended in its entirety to read as follows:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). Financial Statements

Page Number
in this
Description	Annual Report

Audited Financial Statements:
Report of Independent Auditors	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Changes in	F-5
Stockholders’ Equity
Notes to Financial Statements	F-6 to F-17

(a)(2). Financial Statement Schedules

     The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 14 (a)(1) above. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the Audited Financial Statement or Notes thereto.

Page Number
in this
Description	Annual Report

Schedule II – Valuation and Qualifying Accounts: Years Ended December 31, 2001, 2000 and 1999	F-18

(a)(3). Listing of Exhibits

Exhibit		Method of
Number	Description	Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(13)
3.2	Third Restated Bylaws of CIMA	(8)
4.1	Form of Certificate for Common Stock	(1)
4.2	Amended and Restated Rights Agreement dated June 26, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(15)
4.3	Form of Stock Purchase Agreement dated March 13, 2000 between CIMA and certain institutional investors.	(9)
10.1	Letter Agreement, dated January 28, 1998, between CIMA and Joseph R. Robinson, Ph.D.*#	(6)
10.2	Equity Incentive Plan, as amended and restated.#	(8)
10.3	1994 Directors’ Stock Option Plan, as amended.#	(2)
10.4	Form of Director and Officer Indemnification Agreement	(1)
10.5	License Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*	(7)
10.6	Supply Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*	(7)
10.7	License Agreement, dated January 28, 1994, between SRI International and CIMA.*	(1)
10.8	Non-Employee Directors’ Fee Option Grant Program.#	(3)
10.9	License Agreement, dated June 26, 1997, between Bristol-Myers Squibb Company and CIMA.*	(4)
10.10	Development and Option Agreement, dated August 11, 1997, between Schering Corporation and CIMA.*	(5)
10.11	License Agreement dated May 28, 1999, between IPR Pharmaceuticals, Inc. and CIMA.*	(8)
10.12	License Agreement dated December 29, 1999 between Organon International AG and N.V. Organon, and CIMA.*	(9)
10.13	Development and License Agreement dated January 14, 2000 between CIMA and American Home Products Corporation.*	(9)
10.14	Supply Agreement dated January 14, 2000 between CIMA and American Home Products Corporation.*	(9)

Exhibit		Method of
Number	Description	Filing

10.15	Employment Agreement, dated June 30, 2000, between CIMA and John M. Siebert, Ph.D.#	(10)
10.16	Development, License and Supply Agreement by and between CIMA and Schwarz Pharma, Inc. dated June 30, 2000*	(10)
10.17	Employment Agreement, dated August 23, 2000, between CIMA and John Hontz, Ph.D.#	(11)
10.18	Employment Agreement, dated January 26, 2001, between CIMA and David Feste.#	(12)
10.19	2001 Stock Incentive Plan, as amended.#	(13)
10.20	Employee Stock Purchase Plan.#	(14)
10.21	Toll Manufacturing Agreement between Organon Inc. and CIMA.*	(12)
10.22	Supply Agreement, dated August 31, 2001, between CIMA and AstraZeneca UK Limited.*	(16)
10.23	Supply Agreement, dated January 1, 2001, and executed September 2, 2001, between Novartis Consumer Health, Inc. and CIMA.*	(16)
10.24	License Agreement Amendment No. 1, executed September 2, 2001, by and between Novartis Consumer Health, Inc. and CIMA, amending that certain License Agreement dated July 1, 1998, between Novartis and CIMA.*	(16)
10.25	Master Development License & Supply Agreement, dated December 18, 2001, between CIMA LABS INC. and an unnamed pharmaceutical company.*+	Filed herewith
23.1	Consent of Ernst & Young LLP	(17)
24.1	Power of Attorney	(17)
99.1	Certification of Chief Executive Officer	Filed herewith
99.2	Certification of Chief Financial Officer	Filed herewith

*	Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

+	Previously filed with the Commission as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 28, 2002. Pursuant to a confidential treatment request filed with the Commission, certain portions of this exhibit were omitted from our prior filing. The current filing reflects comments of the Commission regarding our confidential treatment request.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-24424, and incorporated by reference.

(4)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

(5)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

(6)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-24424, and incorporated herein by reference.

(7)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-24424, and incorporated herein by reference.

(8)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(9)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-24424, and incorporated herein by reference.

(10)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-24424, and incorporated herein by reference.

(11)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-24424, and incorporated herein by reference.

(12)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-24424, and incorporated herein by reference. (13) Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(14)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 14, 2001, File No. 333-63026, and incorporated herein by reference.

(15)	Incorporated by reference to Exhibit 1 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

(16)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-24424, and incorporated herein by reference.

(17)	Previously filed with the Commission and incorporated herein by reference from the identically numbered exhibit to the Company’s Annual Report on Form 10-K, filed March 28, 2002, File No. 0-24424.

(b). Reports on Form 8-K
None.

(c). Exhibits
See Item 14(a)(3) above.

(d). Financial Statement Schedules
See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eden Prairie, Minnesota, on the 31st day of October, 2002.

CIMA LABS INC.

By: /s/ David A. Feste David A. Feste Vice President and Chief Financial Officer

CERTIFICATIONS

I, John M. Siebert, certify that:

1.	I have reviewed this annual report on Form 10-K of CIMA LABS INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 31, 2002

/s/ John M. Siebert John M. Siebert President and Chief Executive Officer

I, David A. Feste, certify that:

1.	I have reviewed this annual report on Form 10-K of CIMA LABS INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 31, 2002

/s/ David A. Feste David A. Feste Vice President and Chief Financial Officer