Form 10-Q
period 2002-09-30
CIMA LABS INC
filed 2002-11-14
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934for the transition period from to

Commission File Number 0-24424

CIMA LABS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1569769 (I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN 55344-9361 (Address of principal executive offices and zip code)	(952) 947-8700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,234,244

(Class)	(Outstanding at October 31, 2002)

INDEX
CIMA LABS INC.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets — September 30, 2002 and December 31, 2001.	3

Statements of Operations — Three and nine months ended September 30, 2002 and September 30, 2001.	4

Statements of Cash Flows — Nine months ended September 30, 2002 and September 30, 2001.	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted since all items are inapplicable or answers negative

Item 6. Exhibits and Reports on Form 8-K	19
Signature and Certifications	21
Exhibit Index	23

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
CIMA LABS INC.

	September 30,	December 31,
	2002	2001
	(Unaudited)	(See note)

Assets
Current assets:
Cash and cash equivalents	$24,995,305	$1,879,647
Available-for-sale securities	48,452,392	20,085,284
Trade accounts receivable, net	10,243,286	8,963,105
Interest receivable	1,394,920	2,127,151
Inventories, net	3,339,561	3,770,807
Deferred taxes	700,000	700,000
Prepaid expenses	346,725	170,516

Total current assets	89,472,189	37,696,510

Other assets:
Available-for-sale securities	67,240,137	127,539,806
All other, net	9,217,183	5,933,652

Total other assets	76,457,320	133,473,458

Property and equipment:
Property, plant and equipment	64,431,723	37,490,871
Accumulated depreciation	(11,966,220)	(9,729,963)

	52,465,503	27,760,908

Total assets	$218,395,012	$198,930,876

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,164,685	$1,607,378
Accrued expenses	2,331,436	1,771,849
Deferred revenue	423,215	775,000

Total current liabilities	11,919,336	4,154,227

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 14,838,234 and 14,739,116 shares issued and outstanding (including 619,425 and 533,700 treasury shares), respectively	148,385	147,391
Additional paid-in capital	239,514,368	237,271,364
Accumulated deficit	(15,048,684)	(27,003,219)
Accumulated other comprehensive income	1,861,499	2,217,364
Treasury stock	(19,999,892)	(17,856,251)

Total stockholders’ equity	206,475,676	194,776,649

Total liabilities and stockholders’ equity	$218,395,012	$198,930,876

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Statements of Operations
CIMA LABS INC.
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:
Net sales	$6,093,813	$5,376,046	$14,970,076	$13,273,155
Product development fees and licensing	3,242,478	1,971,880	8,610,079	5,883,197
Royalties	3,204,544	1,469,448	7,543,560	3,675,859

	12,540,835	8,817,374	31,123,715	22,832,211

Operating expenses:
Cost of goods sold	4,997,351	4,929,970	12,165,119	11,648,178
Research and product development	3,388,319	1,550,867	7,927,242	4,400,916
Selling, general and administrative	1,838,384	1,218,385	5,258,539	3,646,034

	10,224,054	7,699,222	25,350,900	19,695,128

Operating income	2,316,781	1,118,152	5,772,815	3,137,083

Other income:
Investment income	1,441,695	2,686,047	5,112,968	7,573,770
Other income (expense)	7,458	(828)	12,954	(2,074)

	1,449,153	2,685,219	5,125,922	7,571,696

Income before provision for income taxes	3,765,934	3,803,371	10,898,737	10,708,779
Provision for income taxes (benefit)	(616,500)	(38,439)	(1,055,797)	196,482

Net income	$4,382,434	$3,841,810	$11,954,534	$10,512,297

Net income per share:
Basic	$.31	$.26	$.84	$.72
Diluted	$.30	$.24	$.82	$.68

Weighted average shares outstanding:
Basic	14,209,190	14,715,046	14,172,006	14,564,167
Diluted	14,598,300	15,699,443	14,597,730	15,556,711

     See accompanying notes.

Statements of Cash Flows
CIMA LABS INC.

(Unaudited)

	For the Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net income	$11,954,534	$10,512,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,348,611	1,857,910
Income tax benefit on stock options exercised	1,677,000	4,100,000
Deferred income taxes	(3,275,458)	(4,300,000)
Gain on sale of investment securities	(638,889)	(578,491)
Changes in operating assets and liabilities:
Accounts receivable	(1,280,181)	(105,651)
Interest receivable	732,231	(1,354,751)
Inventories	431,246	(1,582,378)
Other assets	(148,084)	(13,464)
Accounts payable	7,557,307	846,790
Accrued expenses and other	559,588	362,625
Deferred revenue	(351,785)	20,833

Net cash provided by operating activities	19,566,120	9,765,720

Investing activities:
Purchases of property, plant and equipment	(26,940,852)	(12,224,989)
Patents and trademarks	(148,552)	(221,376)
Purchases of available-for-sale securities	(73,132,659)	(127,798,338)
Proceeds from sales of available-for-sale securities	105,348,244	55,581,249

Net cash used in investing activities	5,126,181	(84,663,454)

Financing activities:
Proceeds from exercises of stock options	430,036	2,877,093
Purchases of treasury stock	(2,143,641)	—
Issuance of common stock related to employee stock purchase plan	136,962	—

Net cash (used in) provided by financing activities	(1,576,643)	2,877,093

Increase (decrease) in cash and cash equivalents	23,115,658	(72,020,641)
Cash and cash equivalents at beginning of period	1,879,647	91,587,716

Cash and cash equivalents at end of period	$24,995,305	$19,567,075

See accompanying notes.

CIMA LABS INC.

Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation
CIMA LABS INC. (the “Company”), a Delaware corporation, develops and manufactures fast-dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s leading proprietary fast-dissolve technologies, are oral dosage forms incorporating active drug ingredients, which we frequently taste-mask, into tablets that dissolve quickly in the mouth without chewing or the need for water. The Company develops applications for technologies that are licensed to pharmaceutical company partners. The Company currently manufactures and packages five pharmaceutical brands incorporating its proprietary fast-dissolve technologies. Revenues are comprised of three components: net sales of products it manufactures; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Cash Equivalents and Investments
The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of September 30, 2002, the amortized cost and estimated market value of available-for-sale securities, which essentially all have contractual maturities of three years or less, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2002:
Asset backed securities	$29,224,439	$418,793	$—	$29,643,232
Foreign government securities	2,290,028	1,597	—	2,291,625
Corporate bonds and notes	66,733,617	1,295,311	31,020	67,997,908
Euro notes	6,756,035	101,704	—	6,857,739
Floating rate notes	3,260,651	2,051	10,222	3,252,480
U.S. government securities	5,566,260	83,285	—	5,649,545

Totals — September 30, 2002	$113,831,030	$1,902,741	$41,242	$115,692,529

As of December 31, 2001:
Asset backed securities	$30,476,440	$377,781	$14,235	$30,839,986
Corporate bonds and notes	85,770,912	1,371,649	52,536	87,090,025
Euro notes	14,392,231	537,290	—	14,929,521
Floating rate notes	12,696,395	17,283	—	12,713,678
U.S. government securities	2,071,748	—	19,868	2,051,880

Totals — December 31, 2001	$145,407,726	$2,304,003	$86,639	$147,625,090

4.	Income Per Share Income per share for the three and nine months ended September 30, 2002, and 2001 are summarized in the following table:

	Three Months Ended		Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Numerator:
Net income	$4,382,434	$3,841,810	$11,954,534	$10,512,297

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	14,209,190	14,715,046	14,172,006	14,564,167
Effect of dilutive stock options	389,110	984,397	425,724	992,544
Denominator for diluted earnings per share — weighted average shares outstanding	14,598,300	15,699,443	14,597,730	15,556,711

Basic earnings per share	$.31	$.26	$.84	$.72
Diluted earnings per share	$.30	$.24	$.82	$.68

5.	Comprehensive Income Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale securities.

	Three Months Ended		Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Net income	$4,382,434	$3,841,810	$11,954,534	$10,512,297
Unrealized gain (loss) on available-for-sale securities	854,042	1,341,554	(355,865)	3,008,582

Total comprehensive income	$5,236,476	$5,183,364	$11,598,669	$13,520,879

6.	Inventories Inventories are stated at the lower of cost (first in, first out) or fair market value.

	September 30, 2002	December 31, 2001

Raw materials	$2,479,499	$3,659,288
Work in process	138,244	—
Finished products	721,818	111,519

	$3,339,561	$3,770,807

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

These forward-looking statements include statements relating to the expected growth in operating revenues for 2002; the expected increases of gross profits and gross profit margins; the expected decrease in other income; the timing for recognition of our remaining tax benefits; the timing for completion of improvements to our Brooklyn Park R&D center, including the construction and operation of a second site for manufacturing; future expense levels; the timing of availability and expected mix of products; expected demand for products using our technologies; the adequacy of our production capacity; the adequacy of our cash and cash reserves; and future research and development activities and funding relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion; from up-front product development license fees as they are amortized over the expected development term of the proposed products; and from royalties on the sales of products sold by pharmaceutical companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on management’s current estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the nine months ended September 30, 2002, we have recorded a $9.5 million valuation allowance related to our net deferred tax assets of $19.0 million, compared to a valuation allowance of $16.2 million related to our net deferred tax assets of $22.4 million for the year ended December 31, 2001.

Results of Operations

Three and Nine Month Periods Ended September 30, 2002 and 2001

Components of revenue, expenses, and net income as a percentage of total operating revenue for the three and nine month periods ended September 30 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	49%	61%	48%	58%
Product development fees & licensing revenues	25%	22%	28%	26%
Royalty revenues	26%	17%	24%	16%
Cost of goods sold	40%	56%	39%	51%
Research & product development expenses	27%	18%	25%	19%
Selling, general & administrative expenses	15%	14%	17%	16%
Net income	35%	44%	38%	46%

Operating Revenues. Total operating revenues for the third quarter ended September 30, 2002, were $12.5 million, an increase of $3.7 million, or 42%, over the same period in 2001, and for the first nine months of 2002, total operating revenues were $31.1 million, an increase of $8.3 million, or 36%, over the same period in 2001. The third quarter and year-to-date increases in total operating revenues resulted from increases in all three of our revenue components: (1) revenues from the sales of products we manufacture, (2) product development fees and licensing revenue, and (3) royalties on the sales of our products which are sold by pharmaceutical companies under licenses from us.

Revenues from net sales of products we manufacture in the third quarter of 2002 were $6.1 million, an increase of $718,000, or 13%, over the same period of 2001, and for the first nine months of 2002, revenues from net sales of products we manufacture were $15.0 million, an increase of $1.7 million, or 13%, over the same period of 2001. The third quarter and year-to-date increases were primarily due to higher manufacturing volumes of Remeron SolTab for Organon, partially offset by lower sales of Triaminic Softchews for Novartis. This year, sales of branded prescription products increased and represented 76% of our total product sales in both the third quarter and first nine months of 2002, compared with 36% and 50% for the corresponding periods of 2001. We expect over-the-counter product sales to account for a higher proportion of our manufacturing volume in the fourth quarter due to pre-launch shipments of DuraSolv loratadine and expect such shipments to contribute to continued product sales growth in the fourth quarter.

Revenues from product development fees and licensing were $3.2 million in the third quarter of 2002, an increase of $1.3 million, or 64%, from the same period of 2001, and for the first nine months of 2002, revenues from product development fees and licensing were $8.6 million, an increase of $2.7 million, or 46%, from the same period of 2001. These increases resulted from agreements for proposed new products, our achievement of certain milestones under existing agreements, and an overall increase in development activity. Revenues from product development fees and licensing included amortization of deferred revenue of $120,000 and $402,000 in the third quarter and first nine months of 2002, respectively, compared to $138,000 and $229,000 in the same periods of 2001. For 2002, we expect combined revenues attributable to product development fees and licensing revenues to increase by approximately 25% from 2001 levels.

Revenues from royalties were $3.2 million in the third quarter of 2002, an increase of $1.7 million or 118% over the same period of 2001, and for the first nine months of 2002, revenues from royalties were $7.5 million, an increase of $3.9 million, or 105%, over the same period of 2001. The increases were due primarily to increased end-customer sales by AstraZeneca of Zomig Rapimelt (the non-U.S. equivalent of Zomig-ZMT) in Europe and Zomig-ZMT in the United States and increased end-customer sales by Organon of Remeron SolTab. For 2002, we expect royalties to increase by approximately 100% from 2001 levels.

Cost of goods sold. Cost of goods sold was $5.0 million in the third quarter of 2002 compared to $4.9 million in the third quarter of 2001, and cost of goods sold in the first nine months of 2002 increased to $12.2 million from $11.6 million for the same period of 2001. These increases were primarily due to additional labor and materials related to higher production volumes over the same periods in 2001. For 2002, we expect cost of goods sold to increase from 2001 levels in terms of dollar amount, but decrease as a percentage of net sales.

Gross profits on product sales were $1.1 million and $2.8 million in the third quarter and first nine months of 2002, respectively, compared to $446,000 and $1.6 million in the same periods of 2001. Gross profits on product sales were 18% and 19% of total product sales in the third quarter and first nine months of 2002, respectively, compared to 8% and 12% for the same periods in 2001. These improvements were primarily due to increased production volumes of higher margin branded prescription products. For 2002, we expect gross profits on product sales to increase from 2001 levels in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $3.4 million in the third quarter of 2002, an increase of $1.8 million, or 119%, over the same period of 2001, and for the first nine months of 2002, these expenses were $7.9 million, an increase of $3.5 million, or 80%, over the same period of 2001. These increases were due primarily to additional staffing, development activity for our proprietary products, including OraVescent fentanyl, and infrastructure investments. For the first nine months of this year expenses related to development of our proprietary products were approximately $700,000. For 2002, we expect research and product development expenses to increase by more than 50% from 2001 levels due to a significant increase in development work for our collaborative pharmaceutical company partners, as well as development efforts related to our proprietary products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $1.8 million in the third quarter of 2002, an increase of $620,000, or 51%, over the same period of 2001. Selling, general and administrative expenses were $5.3 million for the first nine months of 2002, an increase of $1.6 million, or 44%, over the same period of 2001. These increases were due primarily to costs associated with increased professional staffing. For 2002, we expect selling, general and administrative expenses to increase by more than 40% from 2001 levels as we continue to make investments in people and systems to support our anticipated growth.

Other income (expense). Other income was $1.4 million in the third quarter of 2002, a decrease of $1.2 million over the same period of 2001. For the first nine months of 2002 other income was $5.1 million, a decrease of $2.4 million from the same period of 2001. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The decreases from 2001 levels were due primarily to lower interest rates on our investments and lower levels of cash available for investment. For 2002, we expect other income to decrease by 35 to 40% from 2001 levels due to lower interest rates and expected capital expenditures which will reduce the level of cash available for investment.

Provision for income tax benefits. Since turning profitable in the fourth quarter of 1999, we have not incurred income tax expense due to the recognition of approximately $13.1 million of U.S. tax credits carried over from the years when we were not profitable. Without these credits, our cumulative tax expense for this period of time would have been approximately $11.9 million, based on a tax rate of 40%. For the first nine months of 2002, we have reported a $1.1 million bottom-line tax benefit. We expect to recognize our remaining tax benefits in the fourth quarter of 2002.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing revenues, and royalties.

Working capital increased from $33.5 million at December 31, 2001, to $77.6 million at September 30, 2002. The increase of $44.1 million was due primarily to the reclassification of approximately $50 million of non-current available-for-sale securities to current available-for-sale securities or cash. Cash and available-for-sale securities, including both current and non-current securities, were $140.7 million at September 30, 2002, compared to $149.5 million at December 31, 2001. This decrease of $8.8 million was due primarily to $26.9 million of capital expenditures made by the Company (including expenditures for expanding the R&D center and manufacturing capacity) and to $2.1 million of common stock repurchases made by the Company. These expenditures were partially offset by $19.6 million of cash generated from operating activities. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During the remainder of this year, we plan to spend approximately $10.0 to $12.0 million to expand and renovate our Brooklyn Park R&D center and initiate work on a second manufacturing site, which will be located at our Brooklyn Park R&D center. We expect this second manufacturing site, which will include a bottling production line, to be operational in the second half of 2003. In addition, we expect to fund additional product development activities related to our OraVescent technology and to develop proprietary products using our OraSolv and DuraSolv technologies. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

The Loss Of One Of Our Major Customers Could Reduce Our Revenues Significantly.
 Revenues from Organon, AstraZeneca, Schwarz, and Novartis together represented approximately 89% and 90% of our total operating revenues for the quarter ended September 30, 2002, and for the nine months ended September 30, 2002, respectively, compared to 88% and 90% for the corresponding periods in 2001. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

If We Do Not Enter Into Additional Collaborative Agreements with Pharmaceutical Companies, We May Not Be Able To Achieve Sustained Profitability.
 We primarily depend upon collaborative agreements with pharmaceutical companies to develop, test and obtain regulatory approval for, and commercialize oral dosage forms of, active pharmaceutical ingredients using our drug delivery technologies. The number of products that we successfully develop under these collaborative agreements will affect our revenues. If we do not enter into additional agreements in the future, or if our current or future agreements do not result in successful marketing of our products, our revenues and gross profits may be insufficient to allow us to achieve sustained profitability.

We face additional risks related to our collaborative agreements, including the risks that:

•	any existing or future collaborative agreements may not result in additional commercial products;

•	additional commercial products that we may develop may not be successful;

•	we may not be able to meet the milestones established in our current or future collaborative agreements;

•	we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners; and

•	our pharmaceutical company partners may exercise their rights to terminate their collaborative agreement with us.

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
 Compared to the corresponding periods a year earlier, our operating revenues increased 34% and 36% for the year ended December 31, 2001, and for the nine month period ended September 30, 2002, respectively, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

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
 In January 2002, Mylan Laboratories and Teva Pharmaceutical Industries announced that they received tentative approval from the FDA for mirtazapine tablets, which are expected to be generic substitutes for Organon’s Remeron standard tablets. In March 2002, Akzo Nobel NV, Organon’s parent company, reported that Organon sued seven generic pharmaceutical companies, including Teva and Mylan, for the infringement of Organon’s U.S. patent for Remeron (mirtazapine standard tablets). In May 2002, Organon announced that it sued Barr Laboratories, Inc. for infringing on its U.S. patent for Remeron SolTab (mirtazapine orally disintegrating tablets). The U.S. market launch of generic mirtazapine standard tablets by Mylan Laboratories, Teva Pharmaceutical Industries, and five other unnamed generic pharmaceutical companies, as well as the U.S. market launch of generic orally disintegrating mirtazapine tablets by Barr Laboratories, is subject to final FDA approval, which could occur after the resolution of all legal issues related to Organon’s patent rights. Organon is vigorously defending its patent rights, which it believes apply through June 2017. There can be no assurance that Organon’s market for Remeron SolTab would not be negatively affected by the introduction by competitors of generic standard or orally disintegrating mirtazapine tablets, which would be expected to lower product pricing. Due to the large number of variables and high degree of uncertainty, we are unable to predict the timing for the market introduction of a generic mirtazapine standard tablet or a generic mirtazapine orally disintegrating tablet, or the effect of such generic product introductions on our business.

Another pharmaceutical active ingredient that involves a high degree of uncertainty is loratadine, which is currently a prescription product. We have developed for Wyeth (formerly known as American Home Products) a fast dissolve formulation of loratadine for both the prescription pharmaceutical and the over-the-counter markets. Wyeth expects to market our fast dissolve formulation of loratadine to compete with Claritin Reditabs in 2003, unless Schering Corporation, the loratadine patent holder, is successful in its efforts to secure extended exclusive rights to market Claritin. In August 2002, a United States District Court granted summary judgment against Schering Corporation invalidating its patent claims against generic competitors. Schering Corporation announced that it would appeal the Court’s decision.

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

The ongoing litigation against Wyeth and others by Schering Corporation to prevent or delay the market entry of alternative loratadine products, as well as Schering Corporation’s application to switch loratadine to the over-the-counter market, could affect our anticipated revenues and profits. The potential switch of loratadine from the prescription market to the over-the-counter market affects pricing, distribution channels, advertising, insurance reimbursement and a variety of other marketing and regulatory factors. The effects of a delayed market entry of Wyeth’s generic alternative to Claritin Reditabs and the potential switch from the prescription market to the over-the-counter market involve a high degree of uncertainty and we are unable to predict the effect of such changes on our business.

We May Experience Significant Delays In Expected Product Releases While We And Our Pharmaceutical Company Partners Seek Regulatory Approvals For The Products We Develop And Manufacture And, If Either Of Us Are Not Successful In Obtaining The Approvals, We May Be Unable To Achieve Our Anticipated Revenues And Profits.
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

Applicants for FDA approval often must submit extensive clinical data and supporting information to the FDA. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product. Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted new drug application, also may cause delays or rejection of an approval. In addition, prior to obtaining FDA approval for a product, the manufacturing facility for the product must be pre-approved by the FDA. Failure by us to obtain FDA pre-approval of our manufacturing facilities could significantly delay or cause the rejection of FDA approval for products we and our pharmaceutical company partners intend to manufacture and sell. Even if the FDA approves a product, the approval may limit the uses or “indications” for which a product may be marketed, or may require further studies. The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.

Manufacturers of drugs also must comply with applicable good manufacturing practices requirements. If we cannot comply with applicable good manufacturing practices, we may be required to suspend the production and sale of our products, which would reduce our revenues and gross profits. We may not be able to comply with the applicable good manufacturing practices and other FDA regulatory requirements for manufacturing as we expand our manufacturing operations. We cannot guarantee that any future inspections will proceed without any compliance issues requiring time and resources to resolve.

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

We May Be Exposed To Liability Claims Associated With The Use Of Hazardous Materials And Chemicals.
 Our research and development and manufacturing activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition.

Our Products May Contain Controlled Substances, The Supply Of Which May Be Limited By U.S. Government Policy.
 The active ingredients in some of our current and proposed products, including OraVescent fentanyl, are controlled substances under the Controlled Substances Act of 1970 and are regulated by the U.S. Drug Enforcement Agency, or DEA. These products are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedure. Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of products containing controlled substances. Furthermore, the DEA could impose significant penalties and fines against us and our pharmaceutical company partners for violating the Controlled Substances Act and DEA regulations.

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

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.
 Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted seventeen patents on our drug delivery and packaging systems in the U.S., which will expire beginning in 2010.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.
 Although we were profitable for the year ended December 31, 2001, and the nine months ended September 30, 2002, we have accumulated aggregate net losses from inception of approximately $15.0 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.
 Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as colds, coughs and allergies. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. For 2001 and for the first nine months of 2002, operating revenues from Novartis, which included revenues related to Triaminic, a seasonal cold, cough and allergy product, represented 33% and 15%, respectively, of our total operating revenues for such periods. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.
 The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2001, the closing sale price for our common stock ranged from $30.05 to $85.75. For the nine months ended September 30, 2002, the closing sale price for our common stock ranged from $16.06 to $35.45. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at September 30, 2002, have remaining maturities, for essentially all securities, of 36 months or less and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $115.7 million at September 30, 2002, and represented 53% of total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of September 30, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Document	Method of Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(1)

3.2	Third Restated Bylaws of CIMA	(2)

4.1	Form of Certificate for Common Stock	(3)

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(4)

10.1	Development and License Agreement by and between CIMA and Aventis Pharmaceuticals Inc. dated as of August 1, 2001, and Amendment dated November 30, 2001, Amendment #2 dated December 20, 2001, Amendment #3 dated January 18, 2002, and Amendment #4 dated February 15, 2002, thereto*	Filed herewith

99.1	Certification of Chief Executive Officer	Filed herewith

99.2	Certification of Chief Financial Officer	Filed herewith

*	Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 333-62954, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(4)	Incorporated by reference to Exhibit 1 to CIMA’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC. Registrant

Date: November 14, 2002	By /s/ David A. Feste David A. Feste Chief Financial Officer (principal financial and accounting officer, duly authorized to sign on behalf of the registrant)

CERTIFICATIONS

     I, John M. Siebert, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of CIMA LABS INC.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ John M. Siebert John M. Siebert, Chief Executive Officer

     I, David A. Feste, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of CIMA LABS INC.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ David A. Feste David A. Feste, Chief Financial Officer

Exhibit Index

Exhibit	Description of Document	Method of Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended.	(1)

3.2	Third Restated Bylaws of CIMA	(2)

4.1	Form of Certificate for Common Stock	(3)

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(4)

10.1	Development and License Agreement by and between CIMA and Aventis Pharmaceuticals Inc. dated as of August 1, 2001, and Amendment dated November 30, 2001, Amendment #2 dated December 20, 2001, Amendment #3 dated January 18, 2002, and Amendment #4 dated February 15, 2002, thereto. *	Filed herewith

99.1	Certification of Chief Executive Officer	Filed herewith

99.2	Certification of Chief Financial Officer	Filed herewith

*	Denotes confidential information that has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 333-62954, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(4)	Incorporated by reference to Exhibit 1 to CIMA’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.