Form 10-K
period 2002-12-31
CIMA LABS INC
filed 2003-03-28
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-24424

CIMA LABS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1569769 (I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN 55344-9361 (Address of principal executive offices and zip code)	(952) 947-8700 (Registrant’s telephone number, including area code)

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
Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☑    No   ☐

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on June 28, 2002 was $246,960,821. Common stock outstanding at March 24, 2003 was 14,308,612 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

PART I.

Forward-Looking Statements

     We make many statements in this Annual Report on Form 10-K under the captions Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Factors That Could Affect Future Results and elsewhere that are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend and plan and similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss under the caption Factors That Could Affect Future Results and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

     These forward-looking statements include, without limitation, statements relating to expected growth in operating revenues and income; the expected decline in other income; utilization of remaining tax assets; future expense levels; the adequacy and use of our capital resources; the timing of availability of our products and our competitors’ products; expected demand for products using our technologies; the expansion and adequacy of our production capacity and facilities; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

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

ITEM 1. BUSINESS

Company Overview

     We were incorporated in Delaware in 1986. Our executive offices are located at 10000 Valley View Road, Eden Prairie, Minnesota 55344-9361. Our telephone number is (952) 947-8700 and our website is www.cimalabs.com. The information on our website is not incorporated into and is not intended to be a part of this report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Unless the context otherwise indicates, all references to the “Registrant,” the “Company,” or “CIMA” in this Form 10-K relate to CIMA LABS INC.

     We have registered “CIMA®,” “CIMA LABS INC.®,” “OraSolv®,” “OraVescent®,” “DuraSolv®” and “PakSolv®” as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks “OraSolv®SR/CR,” “OraVescent®SL/BL” and “OraVescent®SS.” All other trademarks used in this report are the property of their respective owners. “Triaminic®” and “Softchews®” are trademarks of Novartis. “Zomig®,” “Zomig-ZMT®” and “Rapimelt™” are trademarks of AstraZeneca. “Remeron®” and “SolTab™” are trademarks of Organon. “Tempra®” is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. “FirsTabs™” is a trademark of Bristol-Myers Squibb. “NuLev™” is a trademark of Schwarz Pharma. “Alavert™” is a trademark of Wyeth. “Allegra®” is a registered trademark of Aventis Pharmaceuticals Inc. “Actiq®” is a registered trademark of Anesta Corporation. “Claritin®” and “Reditabs®” are registered trademarks of Schering Corporation. “Maxalt-MLT®” is a registered trademark of Merck & Co., Inc. “Zyprexa® Zydis” is a registered trademark of Eli Lilly and Company. “Zydis®” is a registered trademark of Cardinal Health, Inc. “FlashDose®” is a registered trademark of Biovail Corporation. “WOWTab®” is a registered trademark of Yamanouchi Pharma Technologies, Inc. “Flashtab®” is a registered trademark of Ethypharm. “OraQuick™” is a trademark of KV Pharmaceutical Company. “Pharmaburst™” is a trademark of SPI Pharma, Inc.

     We develop and manufacture fast dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, our proprietary fast dissolve technologies, are oral dosage forms that dissolve quickly in the mouth without chewing or the need for water. We currently manufacture six pharmaceutical brands utilizing our DuraSolv and OraSolv fast dissolve technologies: three prescription brands and three over-the counter brands. The three over-the-counter brands include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Myers Squibb, and Alavert for Wyeth; and the three prescription brands include AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Organon’s Remeron SolTab and its equivalent for markets outside the U.S., and NuLev for Schwarz Pharma.

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

     We generate revenue from net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us. Net sales of products we manufacture for and the royalties we receive from Novartis for Triaminic Softchews are seasonal in nature and can be affected by the strength and duration of the cough and cold season in the U.S.

     Our proprietary technologies enable our pharmaceutical company partners to differentiate their products from competing products. In addition to providing a competitive advantage in the marketplace, our proprietary technologies also may enable our pharmaceutical company partners to extend the product life cycles of their patented drug compounds beyond existing patent expiration dates of those compounds. Our technologies may also provide benefits to the healthcare system more generally. For example, improved compliance with prescribed drug regimens can enhance therapeutic outcomes and potentially reduce overall costs.

     In addition to our proprietary OraSolv and DuraSolv fast dissolve technologies, we are developing several new drug delivery technologies. One new technology is our sustained release technology, which adds sustained release properties to the fast dissolve and taste masking attributes available with our DuraSolv and OraSolv technologies. We also are developing new OraVescent drug delivery technologies that include OraVescent SL for drug delivery under the tongue and OraVescent BL for drug delivery between the gum and the cheek. An additional OraVescent technology, OraVescent SS, is designed for site-specific administration, which may allow an active drug ingredient to be transported to a specific part of the gastrointestinal tract where it is released for absorption. We originally designed and continue to design our OraVescent technologies to improve the transport of active drug ingredients that are poorly absorbed across mucosal membranes in the oral cavity or the gastrointestinal tract. In addition, our microemulsions technology is a proprietary technology that we are evaluating which may improve the bioavailability of a wide range of active drug ingredients, which may otherwise not be suitable for administration in a solid oral dosage form.

Industry Overview

Drug Delivery Methods

     Historically, pharmaceutical products were available primarily through two delivery methods, oral dosage forms or injections. Recently, drug delivery technologies have been developed for a variety of therapeutic compounds, improving safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be used to expand markets for existing products, as well as to develop new products. Industry experts have noted that the global drug delivery market reached $39.5 billion in 2000 sales, with oral drug delivery technologies accounting for approximately 56% of sales.

     Fast dissolve technology has recently emerged as an important type of drug delivery technology that enables tablets to dissolve quickly in the mouth without the use of water or chewing. Children and the elderly, as well as others with certain physiological or medical conditions, frequently experience difficulty in swallowing tablets. Our fast dissolve technology may improve compliance with a prescribed drug regimen, as fast dissolve medications are easier to swallow and may taste better than non-taste masked alternatives. In addition, fast dissolve technology may improve dosing accuracy relative to liquid formulations. Finally, and most importantly, fast dissolve technology may provide a significant commercial benefit, as studies we have conducted indicate that patients often prefer it to conventional tablets and other formulations.

Trends Affecting the Drug Delivery Industry

     Several significant trends in the health care industry have important implications for drug delivery companies. These trends include:

     Drug Patent Expirations. Based on an industry source, twenty-seven prescription brands with annual worldwide sales exceeding $37.0 billion will lose patent protection by 2005. In order to maintain their revenues, many large pharmaceutical companies are defending against generic competition by enhancing existing drug products with innovative drug delivery technologies. These enhancements may include increased efficacy, reduced side effects and more convenient administration. We believe that pharmaceutical companies will use drug delivery systems to preserve or increase market share, enhance therapeutic performance and, in some cases, extend product life cycles.

     Direct-to-Consumer Marketing. In the first six months of 2002, industry sources estimate that pharmaceutical companies spent approximately $2.4 billion in the U.S. on direct-to-consumer advertising of prescription medications, a $1.0 billion increase from the $1.4 billion spent during the comparable six-month period of 2001. We expect direct-to-consumer marketing and promotion spending by pharmaceutical companies to increase in the future. We also believe that the significant trend towards direct-to-consumer marketing may focus consumers on patient-friendly pharmaceutical products, including products that incorporate innovative drug delivery technologies, such as fast dissolve technology. This focus may encourage pharmaceutical companies to develop products incorporating these technologies.

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

Our Oral Drug Delivery Products and Technologies

     Our proprietary products and technologies focus on innovative oral drug delivery methods that meet the needs of consumers for convenient and effective medications and the needs of pharmaceutical companies for differentiated products and accurate dosing methods. We have developed all of our fast dissolve technologies internally. Our most developed technologies are our OraSolv and DuraSolv fast dissolve drug delivery technologies. We currently manufacture six pharmaceutical brands incorporating our proprietary fast dissolve technologies, of which three products use our OraSolv technology and three products use our DuraSolv technology. We are also developing innovative transmucosal oral drug delivery technologies. These technologies include OraVescent SL for drug delivery under the tongue, OraVescent BL for drug delivery between the gum and the cheek and OraVescent SS for swallowable site-specific drug delivery in the gastrointestinal tract. In addition, we are evaluating our microemulsions technology, which may be useful in improving the bioavailability of a wide range of active drug ingredients that may otherwise not be suitable for oral administration in a solid oral dosage form.

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

     We have developed and manufacture several important OraSolv formulations, which include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Myers Squibb and Remeron SolTab for Organon. In addition, we are developing OraSolv formulations of Allegra for Aventis Pharmaceuticals, an undisclosed prescription product for Schering-Plough and an undisclosed prescription product for Alamo Pharmaceuticals, LLC.

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

     We have developed and manufacture several important DuraSolv formulations, which include Alavert for Wyeth, AstraZeneca’s Zomig-ZMT and its equivalents marketed outside the U.S. and Nulev for Schwarz Pharma. In addition, we are developing seven new prescription products based on our DuraSolv fast dissolve drug delivery system for Schwarz Pharma.

     Sustained Release. Our OraSolv and DuraSolv technologies may be combined with a sustained release formulation to extend the period of an active drug ingredient’s effectiveness. We incorporate time-release beads into our tablets, to provide the benefits of a sustained release of an active drug ingredient with the improved convenience of a fast dissolve dosage form. To date, we have not commercialized a product incorporating our sustained release technology. In 2002, the U.S. Patent and Trademark Office issued a patent covering the use of OraSolv fast dissolve technology and our proprietary sustained release drug delivery technology with the active ingredient potassium chloride. Potassium chloride is typically prescribed as an adjunct therapy for the treatment of hypertension.

     PakSolv. PakSolv is our proprietary packaging system for soft, brittle tablets. PakSolv is a light and moisture-proof packaging system that is used for all of our OraSolv products. The U.S. Patent and Trademark Office issued two patents for our PakSolv packaging system in 2001.

Transmucosal Technologies

     Our proprietary OraVescent technologies are designed to increase absorption of active drug ingredients across the mucosal membranes lining the oral cavity, gastrointestinal tract and colon. The enhanced absorption characteristics of an OraVescent formulation may improve the safety and efficacy of some active drug ingredients. Since 2001, the U.S. Patent and Trademark Office has issued four patents for our OraVescent technologies. We also have several foreign patent applications pending for our OraVescent technologies.

Microemulsions Technology

     Microemulsions technology is a proprietary technology that may improve the bioavailability (the rate at which a drug is absorbed or becomes available at the site of physiological activity after administration) of a wide range of active drug ingredients, which otherwise may not be suitable for administration in a solid oral dosage form. The U.S. Patent and Trademark Office issued a patent for our microemulsions technology in 2002. We are currently evaluating applications for this new technology.

Business Strategy

     Our objective is to become a leader in fast dissolve and other innovative oral drug delivery technologies. Our strategy to achieve this objective incorporates the following principal elements:

     Partner with pharmaceutical companies to develop and market new products based on our technologies. Our core business is to pursue collaborative relationships that leverage the sales and marketing capability of our pharmaceutical company partners, allowing us to focus on technology development and manufacturing. In these collaborative relationships, our partners pay us to develop new products for them based on our drug delivery technologies. We believe that pharmaceutical companies are attracted to our technologies for their significant advantages over our competition. Those advantages include excellent taste masking, applicability to a wide range of pharmaceutical compounds, enhanced convenience and other patient benefits. Our technologies also may enable pharmaceutical companies to differentiate their products in the market, facilitating the extension of product life cycles. By demonstrating the advantages and benefits of our technologies through our collaborations with leading pharmaceutical companies, we intend to establish our technology as the preferred fast dissolve drug delivery solution.

     Maximize the value of our drug delivery technologies by developing new products. Our proprietary products business is based on leveraging our technologies by actively identifying prescription products that could be differentiated or improved by incorporating our drug delivery technologies. We believe there are a large number of pharmaceutical products that are in the public domain or are about to lose patent protection that could benefit from our technologies. In these cases we may develop a new prescription product without a collaborative partner and ultimately seek FDA approval for what we believe will be promising applications of our drug delivery technologies and active drug ingredients. If our efforts are successful, we may license these new products to pharmaceutical companies with appropriate sales and marketing capabilities.

     Develop and commercialize new, innovative drug delivery technologies. We intend to develop new drug delivery technologies based on our expertise in fast dissolve, taste masking and sustained release technologies. Our OraVescent and microemulsions technologies represent an extension of this expertise, and we intend to continue developing these and other novel drug delivery technologies. We also intend to acquire or license attractive new technologies as we encounter such opportunities. In addition, we will seek patents and other intellectual property protection for new technologies to enhance our ability to commercialize them.

     Enhance and expand our manufacturing capabilities. In an effort to control our technologies and the quality of our products, we manufacture all of our products internally. We currently have two manufacturing lines at our Eden Prairie facility for product requiring blister packaging, which we expect will be adequate to meet our needs through 2003. On the basis of expected increased requirements for products that we manufacture for our current pharmaceutical partners, we have (1) added granulation capabilities and expanded taste masking capacity at our Eden Prairie facility, (2) ordered a new manufacturing line for blistered product at our Eden Prairie facility, which will either replace an older and less efficient manufacturing line or be added as a third production line and (3) ordered a new manufacturing line to be installed at our Brooklyn Park facility for bottled product. We expect that these expansions and enhancements will help mitigate manufacturing risks and increase our manufacturing capacity and will enhance our ability to market our products and services to pharmaceutical companies that require granulation or bottling capabilities.

Collaborations With Pharmaceutical Company Partners

     Our core business is focused on entering into collaborative development, licensing and manufacturing supply agreements with pharmaceutical companies. These agreements provide that the collaborating pharmaceutical company is responsible for marketing and distributing the developed products either worldwide or in specified markets or territories. Our collaborative agreements typically begin with a product prototyping phase. If successful, this phase may be followed by an agreement to complete development of the product. We subsequently enter into license and manufacturing supply agreements to commercialize the product. In some cases, we may develop product prototypes prior to being engaged by a pharmaceutical company and enter directly into development, manufacturing or license agreements for commercialization of those products.

     We currently have development and license agreements with AstraZeneca, Alamo Pharmaceuticals, Aventis Pharmaceuticals, Bristol-Myers Squibb, Organon, Novartis, Schering-Plough, Schwarz Pharma and Wyeth. In each of these agreements, we have received an up-front fee, which is typically a non-refundable payment for future product development activities. We have also received milestone and development payments under each of these agreements for achieving certain product development milestone events and for completing certain predetermined product development activities, as defined in the agreements. In the aggregate for all of our agreements with pharmaceutical companies, we recognized revenue of approximately $23.2 million, $14.3 million and $10.5 million in 2002, 2001 and 2000, respectively, for up-front fees, milestone and development payments and royalties.

     We have manufacturing supply agreements with Organon for Remeron SolTab, Novartis for Softchews, Wyeth for Alavert, Schering-Plough for an undisclosed prescription product, Schwarz Pharma for NuLev and seven undisclosed prescription products, Alamo Pharmaceuticals for an undisclosed prescription product and AstraZeneca for fast dissolve dosage forms of Zomig. We are currently negotiating a supply agreement with Aventis Pharmaceuticals for a fast dissolve dosage form of Allegra. Due to the small production requirements for Tempra, we do not have, nor do we expect to enter into, a manufacturing supply agreement with Bristol-Myers Squibb. Generally, the supply agreements define (1) the terms by which we will manufacture and release for shipment a product for a pharmaceutical company partner, (2) obligations relating to payment for products and services, (3) the communication process, (4) expected production requirements and (5) other economic terms for product supply. These agreements have varying terms of duration ranging from three to ten years. In general, our pharmaceutical company partners direct our production and shipments. In the pharmaceutical industry, parties to manufacturing supply agreements generally consider these arrangements long-term due to the complexity and lead-time required to qualify a new manufacturer with the FDA. The qualification of a new manufacturer can take up to a year while the new manufacturer completes scale-up, produces validation lots and implements stability programs. We do not consider the backlog for our products to be significant.

     We currently manufacture six pharmaceutical brands using our fast dissolve technologies for six major pharmaceutical company partners. Revenues from sales of our products were approximately 50%, 55% and 56% of our total revenue in 2002, 2001 and 2000, respectively. We also receive revenue from royalties on product sales from these six pharmaceutical company partners, which were approximately 25%, 17% and 7% of our total revenue in 2002, 2001 and 2000, respectively. Finally, our revenue also includes product development fees and licensing revenue for development activities from a number of pharmaceutical companies, constituting approximately 25%, 28% and 37% of our total revenue in 2002, 2001 and 2000, respectively. See Note 10 to the financial statements contained elsewhere in this report for details regarding the distribution of revenue by geographical area for each of 2002, 2001 and 2000.

     The table below sets forth the partner, product brand name or active ingredient, therapeutic application, technology and current status for each of our major collaborative agreements.

PRODUCT
BRAND NAME
PHARMACEUTICAL	OR ACTIVE	THERAPEUTIC		CURRENT
COMPANY PARTNER	INGREDIENT	APPLICATION	TECHNOLOGY	STATUS

Alamo Pharmaceuticals, LLC	Undisclosed	Undisclosed	OraSolv	In development

AstraZeneca	Zomig-ZMT and equivalents outside the U.S.	Anti-migraine	DuraSolv	Commercially available in the U.S., Europe and Japan

Aventis Pharmaceuticals	Allegra	Non-sedating antihistamine	OraSolv	In development

Bristol-Myers Squibb	Tempra FirsTabs	Pediatric pain reliever	OraSolv	Commercially available in Canada

Organon	Remeron SolTab	Anti-depression	OraSolv	Commercially available in the U.S. and Europe

Novartis	Triaminic Softchews	Pediatric cold, cough and allergy	OraSolv	Commercially available in the U.S. and Canada

Schering-Plough	Undisclosed	Undisclosed	OraSolv	In development

Schwarz Pharma	1) NuLev 2) Seven undisclosed products	1) Gastrointestinal 2) Undisclosed	1)DuraSolv 2) DuraSolv	1) Commercially available in the U.S. 2) In development

Wyeth	Alavert	Non-sedating antihistamine	DuraSolv	Commercially available in the U.S.

Alamo Pharmaceuticals

     In March 2001, we entered into a product development, worldwide license and supply agreement for an OraSolv formulation of an undisclosed prescription product. At the time of entering into this collaborative agreement, we did not consider the revenues to be generated under this agreement to be material, and chose not to disclose the arrangement until we had successfully developed a fast dissolve product and Alamo Pharmaceuticals had submitted a regulatory submission for this product. In February 2003, Alamo Pharmaceuticals informed us that a regulatory submission for the fast dissolve product we developed had been submitted to the FDA. Under the agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenues and royalties on any sales of the undisclosed prescription product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the license agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. For the three years ended December 31, 2002, we recognized revenue of approximately $2.3 million in up-front fees and milestone and development payments attributable to our agreement with Alamo Pharmaceuticals. In 2002, these revenues represented about 3% of our total revenues.

AstraZeneca

     In May 1999, we entered into a definitive global license agreement with an affiliate of AstraZeneca for a DuraSolv formulation of AstraZeneca’s Zomig (zolmitriptan) tablets. Under the license agreement, which is exclusive for the class of anti-migraine compounds of which Zomig is a member, we receive license and product development fees, payments upon achieving specific milestones, and royalties on any sales of the prescription product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2018. However, the license agreement may be terminated by AstraZeneca for any reason after notice of 180 days or by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 30 days. If AstraZeneca fails to meet minimum sales requirements or to pay the difference between the royalty amount due on the minimum sales requirements and the royalty amount due on actual sales, we may convert AstraZeneca’s exclusive license into a non-exclusive license. In August 2001, we entered into a supply agreement with an affiliate of AstraZeneca, which expires on a country-by-country basis at the same time as the definitive global license agreement expires. Under the supply agreement, we receive payments for manufacturing fast-dissolve versions of Zomig. The supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 45 days of notice, or by CIMA in the event AstraZeneca commercializes another fast dissolve formulation of Zomig (zolmitriptan) with a third party. For the three years ended December 31, 2002, we recognized revenue of approximately $18.7 million in net sales of products, up-front fees, milestone and development payments, and royalties attributable to our agreements with AstraZeneca. In 2002, these revenues represented about 19% of our total revenues.

Aventis Pharmaceuticals

     In September 2002, we announced the signing of a product development and worldwide license agreement for an OraSolv formulation of Allegra (fexofenadine), a prescription non-sedating antihistamine. Under the agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive royalties on any sales of the prescription product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the license agreement may be terminated by Aventis for any reason after notice of 60 days, or 180 days if the product is being manufactured by CIMA or by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. We are currently negotiating a manufacturing and supply agreement with Aventis. For the three years ended December 31, 2002, we recognized revenue of approximately $2.0 million in up-front fees and milestone and development payments attributable to our agreements with Aventis Pharmaceuticals. In 2002, these revenues represented less than 3% of our total revenues.

Bristol-Myers Squibb

     In June 1997, we entered into a multi-country, non-exclusive license agreement with Bristol-Myers Squibb, covering multiple products to be developed using our OraSolv technology. Tempra FirsTabs is the only product we developed under this agreement and no other new products are expected. The license agreement provides that upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days, either party may terminate the agreement. In November 2000, we amended the license agreement to provide that Bristol-Myers Squibb may not terminate the license agreement before December 31, 2005, and afterwards may terminate for any reason by giving us 60 days written notice and paying us any royalty payments accruing through the termination date. We expect to continue to receive at least minimum royalty payments through 2005. We do not have a supply agreement with Bristol-Myers Squibb, but we receive payments for manufacturing Tempra FirsTabs. For the three years ended December 31, 2002, we recognized revenue of approximately $1.4 million in net sales of products and royalties attributable to our agreement with Bristol-Myers Squibb. In 2002, these revenues represented less than 1% of our total revenues.

Novartis

     In July 1998, we entered into a license and a supply agreement with Novartis Consumer Health, granting to Novartis exclusive rights to use our OraSolv technology with Novartis’ Triaminic non-prescription pediatric cold, cough and allergy product line in the U.S. and Canada. Triaminic products that have been formulated using our OraSolv fast dissolve delivery system are marketed under the tradename Softchews. The license agreement, which was amended in April 2001, expires on a country-by-country basis upon the later of January 12, 2010 or the expiration of all patents covered by the agreement, the first of which expires in the U.S. in 2010. The July 1998 supply agreement was superseded by a new supply agreement in 2001, which has a term of five years and includes an automatic renewal provision subject to agreement on product pricing for the renewal periods. Under the supply agreement, we receive payments for manufacturing Triaminic Softchews. Novartis may terminate the supply agreement by providing 90 days notice to CIMA prior to the end of the initial five year term or any renewal period. In addition, either of the license or the supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach, which is not cured by the defaulting party within 90 days for the license agreement or within 60 days for the supply agreement. In addition, Novartis may terminate the license agreement on or after July 1, 2003, after giving us a notice of nine months and paying us a termination fee of $200,000 plus all accrued amounts owed to us under the agreement. Under various individual product development agreements, which apply to specific Triaminic products, we receive product development payments. We also receive royalties on sales of Softchews products under the license agreement. For the three years ended December 31, 2002, we recognized revenue of approximately $24.9 million in net sales of products, development payments and royalties attributable to these agreements with Novartis. In 2002, these revenues represented less than 13% of our total revenues.

Organon

     In December 1999, we entered into a definitive global license agreement with two affiliates of Akzo Nobel NV, Organon International AB and NV Organon, for an OraSolv formulation of Remeron (mirtazapine), a prescription anti-depression product. Under the license agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and royalties on any sales of the prescription product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the license agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 90 days. In July 2000, we entered into a supply agreement with Organon Inc., a U.S. affiliate Akzo Nobel NV, which has an initial term of five years and automatic renewal provisions. Under the supply agreement, we receive payments for manufacturing Remeron SolTab. The supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days of notice. For the three years ended December 31, 2002, we recognized revenue of approximately $30.4 million in net sales of products, up-front fees, milestone and development payments, and royalties attributable to these agreements with Organon. In 2002, these revenues represented more than 32% of our total revenues.

Schering-Plough

     In May 2002, we announced the signing of a product development, license and supply agreement for an OraSolv formulation of an undisclosed prescription product. Under the agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenues and royalties on any sales of the prescription product. The agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the agreement may be terminated by Schering-Plough for any reason after notice of 90 days, or 180 days if the product is being manufactured by CIMA or by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 90 days. For the three years ended December 31, 2002, we recognized revenue of approximately $1.6 million in up-front fees and milestone and development payments attributable to our agreements with Schering-Plough. In 2002, these revenues represented about 1% of our total revenues.

Schwarz Pharma

     In June 2000, we entered into an exclusive development, license and supply agreement with Schwarz Pharma, Inc. to develop and manufacture NuLev, our DuraSolv formulation of a hyoscyamine sulfate prescription product, which is used to treat irritable bowel syndrome. The June 2000 agreement allows us, upon the failure of Schwarz Pharma to meet minimum sales requirements, to convert Schwarz Pharma’s exclusive license into a non-exclusive license. The June 2000 agreement expires upon the expiration of all patents covered by the agreement, the first of which expires in the U.S. in 2018. However, the June 2000 agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. Under the June 2000 agreement, we receive milestone payments upon achieving specific milestones as well as payments for manufacturing NuLev and royalties on Schwarz Pharma’s sales of NuLev.

     In December 2001, we entered into an exclusive development, license and supply agreement with Schwarz Pharma to develop and manufacture an additional seven undisclosed prescription products based primarily on our

DuraSolv fast dissolve drug delivery system. Based on confidentiality concerns of Schwarz Pharma, we previously agreed to keep confidential the identity of Schwarz Pharma as a party to this agreement, and referred to Schwarz Pharma as an unnamed pharmaceutical company in our previous filings and public statements. The expiration and termination provisions of the December 2001 agreement are comparable to the expiration and termination provisions of the June 2000 agreement. In addition, Schwarz Pharma may unilaterally terminate the December 2001 agreement, in its entirety or in part, at any time prior to the market launch of any or all of the seven products by providing notice to CIMA and reimbursing CIMA for its development activities. Under the December 2001 agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenues and royalties on any sales of the seven undisclosed prescription products. Schwarz Pharma will be required to obtain FDA approval for each of the seven undisclosed products prior to the marketing of such products.

     For the three years ended December 31, 2002, we recognized revenue of approximately $12.1 million in net sales of products, up-front fees, milestone and development payments, and royalties attributable to the June 2000 and December 2001 agreements with Schwarz Pharma. In 2002, these revenues represented less than 18% of our total revenues. The December 2001 agreement with Schwarz Pharma provides for license and product development fees and milestone payments in the aggregate amount of $15.0 million. This is the greatest amount of such fees and payments that we may receive under this agreement. We could receive a substantially smaller amount of fees and payments for many reasons, including if we fail to achieve certain milestones or if Schwarz Pharma exercises its option to terminate the agreement. The aggregate amount of development fees and milestone payments set forth in the December 2001 agreement should not be viewed as guaranteed future payments.

Wyeth

     In January 2000, we entered into an exclusive development and license agreement and a supply agreement with Wyeth for a DuraSolv formulation of prescription loratadine, a non-sedating antihistamine. Under the January 2000 development and license agreement, we received development and milestone payments upon achieving specific milestones. Schering-Plough has several U.S. patents for loratadine, the active drug compound in both Claritin and Claritin Reditabs. In August 2002, a federal district court ruled that claims by Schering-Plough alleging that generic versions of loratadine violated Schering-Plough’s patent were not valid. This ruling permitted the production and sale of generic versions of loratadine after December 19, 2002. In November 2002, the FDA approved over-the-counter sales of prescription formulations of Claritin at their original prescription strengths. In response to the foregoing events, Wyeth desired to produce and sell an over-the-counter loratadine product instead of a prescription loratadine product. Because our January 2000 agreements with Wyeth related solely to development of a loratadine prescription product, we do not anticipate any additional revenues from those agreements.

     In anticipation of the events described above, in May 2002 we entered into a development and license agreement and a supply agreement with Wyeth for an over-the-counter version of Claritin Reditabs using our DuraSolv formulation. In December 2002, we announced that Wyeth received FDA approval of its New Drug Application for Alavert, an over-the-counter equivalent to Claritin Reditabs, using our DuraSolv formulation. In February 2003, Wyeth received its second FDA approval for its Abbreviated New Drug Application for a DuraSolv loratadine product, which is identical to Alavert, but was initially intended for the prescription market. We believe that this second FDA approval of a DuraSolv loratadine product may prevent other pharmaceutical companies from receiving final FDA approval based on an Abbreviated New Drug Application for a competitive fast-dissolve formulation of loratadine until at least 180 days after Wyeth’s launch of Alavert on December 20, 2002. The May 2002 development and license agreement expires upon the expiration of all patents covered by the agreement, the first of which expires in the U.S. in 2018. The May 2002 supply agreement expires in December 2012. However, both of these agreements may be terminated by Wyeth for any reason after a six month notice or by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. Under the May 2002 development and license agreement, we receive development payments and royalties on any sales of Alavert. Under the May 2002 supply agreement, we receive payments for manufacturing Alavert.

     For the three years ended December 31, 2002, we recognized revenue of approximately $6.6 million in net sales of products, up-front fees, milestone and development payments and royalties attributable to the January 2000 and May 2002 agreements with Wyeth. In 2002, these revenues represented more than 10% of our total revenues.

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

     To date, we have selected five proprietary products based on major active drug ingredients that are either off-patent or expected to become off-patent within the next few years. These proprietary products fall within the therapeutic categories of anti-infectives, cardiovascular, gastrointestinal and pain.

     We have conducted four studies in humans with OraVescent fentanyl, a potential proprietary product for the treatment of breakthrough cancer pain. Our first study in humans compared our OraVescent BL formulation to a similar formulation without absorption enhancing characteristics and to Actiq, a commercially available prescription product. Actiq (oral transmucosal fentanyl citrate) is indicated for breakthrough cancer pain in patients already receiving, and tolerant to, opioid therapy for underlying, persistent cancer pain. We believe this first study in humans demonstrates OraVescent BL’s superior absorption enhancing characteristics across mucosal membranes when compared to Actiq and to the other formulation without absorption enhancing characteristics. Our second study in humans compared our OraVescent SL to our OraVescent BL formulation using the same active drug ingredient contained in Actiq. We believe this second study demonstrates a quicker onset of action with OraVescent SL when compared to our OraVescent BL formulation. Our third study in humans compared Actiq with OraVescent BL and OraVescent SL under simulated self-administration conditions. We believe preliminary results from the third study confirmed the results from our first two studies in humans. In November 2001, we participated in a pre-Investigational New Drug meeting with the FDA to discuss our OraVescent fentanyl human data and a possible clinical development path. In 2002, we submitted our Investigational New Drug submission to the FDA, and we completed our first pharmacokinetic clinical study designed to compare OraVescent fentanyl and Actiq at a low and high dosage level. In 2003, based on the outcome of these clinical studies, we expect to perform formulation activities to optimize the product, to conduct additional studies in humans and to complete our assessment of the commercial manufacturability of this product.

     Fentanyl citrate, the active drug ingredient in our OraVescent fentanyl product, is classified as Schedule II substance under the Controlled Substances Act and regulated by the U.S. Drug Enforcement Agency, or DEA. Schedule I substances are considered to present the highest risk of substance abuse and Schedule V substances the lowest. In addition, regulations under the Occupational Safety and Health Act establish certain standards related to safety in handling and manufacturing potent substances, such as fentanyl citrate. Under these regulations, we believe fentanyl citrate would require a specialized manufacturing environment that prevents fentanyl citrate from coming in contact with humans. None of our existing production lines could be used to manufacture OraVescent fentanyl, or any other product with a similar safety profile. We are presently assessing the feasibility of contracting with a third party manufacturer capable of manufacturing products containing potent substances or developing these capabilities internally. If we decide to manufacture OraVescent fentanyl in our facilities, we will be required to add potent substance manufacturing capabilities that comply with these safety regulations, which could require capital expenditures in excess of $10.0 million.

     In April 2002, we announced the issuance of a patent by the U.S. Patent and Trademark Office for a fast dissolve, sustained release potassium chloride product, which is typically prescribed as an adjunct therapy for the treatment of hypertension. The patent covers the use of our OraSolv SR/CR fast dissolve, sustained release drug delivery technology with the active ingredient potassium chloride. This is our first patent covering both an active ingredient and our drug delivery technology. We are currently evaluating potential business opportunities for a proprietary product based on this patent.

     Our progress to date on the three other proprietary products has not gone beyond the pilot study phase, which includes acquiring active drug ingredients and preliminary planning. We expect to begin work on one or more of these three proprietary products in 2003. These proprietary products are expected to incorporate active drug ingredients with one of our proprietary oral drug delivery technologies. However, the active drug ingredients for these three products are currently protected by U.S. patents registered to third parties, the first of which expires in early 2005.

Intellectual Property

     We actively seek, when appropriate, to protect our products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. We hold 17 issued U.S. patents and 18 issued foreign patents covering our technologies. The core U.S. and European patents relate to our fast dissolve and taste masking technologies. We also have over 45 U.S. and foreign patent applications pending.

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

EXPIRATION DATE
PATENTED TECHNOLOGIES

Core OraSolv fast dissolve and taste masking technology	2010

The production of compressed effervescent and non-effervescent tablets using a tableting aid developed by us.	2010 and 2012

The formulation of a base coated, acid effervescent mixture manufactured by controlled acid base reaction. The obtained mixture can be used in the formulation of acid sensitive compounds with OraSolv technology or other effervescent based products	2013

Taste masking of micro-particles for oral dosage forms	2015

Core DuraSolv fast dissolve and taste masking technology	2018

Blister package and packaged tablet	2018

Fast dissolve oral dosage form containing potassium chloride	2018

Core OraVescent oral transmucosal drug delivery technology	2019

Core OraVescent gastrointestinal drug delivery technology	2019

Microemulsions as solid oral dosage forms	2019

PakSolv technology covering part of packaging system	2019

PakSolv technology covering additional aspects of packaging system	2019

Orally disintegrating tablet that forms a viscous slurry of microcapsules or powder	2019

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

Research and Development

     Our research and product development efforts are focused on developing new product applications for our drug delivery technologies and expanding our technology platform to new areas of drug delivery. As of December 31, 2002, we had 74 scientists and other technicians working on research and product development. In August 2001, we purchased for $5.2 million a building in Brooklyn Park, Minnesota, which we currently use for our research and development center and will use as a second manufacturing site in 2003. During 2003, we expect to complete the renovation and expansion of our Brooklyn Park research and development facility, which was begun in 2002, at an estimated capital cost of $18.3 million, exclusive of capital costs to add a second manufacturing site.

     Our research and product development personnel, support systems and facilities are organized to develop drug delivery formulations from bench-scale through one-tenth of the commercial scale production under current good manufacturing practices conditions. The key goals for our research and product development efforts include:

•	developing innovative drug delivery products and systems that fulfill pharmaceutical companies’ needs;

•	developing, expanding and supporting systems to fulfill good manufacturing practices production at commercial levels required by pharmaceutical company partners;

•	recruiting and training high-quality technical and scientific personnel; and

•	supporting our intellectual property portfolio development.

     For the years ended December 31, 2002, 2001 and 2000, we spent approximately $10.9 million, $6.4 million and $5.0 million, respectively, on research and product development. We estimate that most of these expenditures were directly related to product development activities for which we received fees and licensing revenues from our pharmaceutical company partners.

Business Development

     We market directly to leading pharmaceutical companies for products that we believe would benefit from our fast dissolve technologies. Our strategy has been to leverage the brand names, marketing and sales capabilities of these pharmaceutical companies to maximize the value of our fast dissolve drug delivery technologies. We build our credibility with major pharmaceutical companies by speaking at technical seminars, publishing in technical journals and exhibiting at pharmaceutical and drug delivery conferences.

     We pursue agreements with leading pharmaceutical companies to fund the development of new products incorporating our drug delivery technologies. Once specific milestones have been met under these agreements, we generally enter into license and supply agreements.

Manufacturing

     Currently, our only manufacturing facility is located at our headquarters in Eden Prairie, Minnesota. We have two production lines for product requiring blister packaging, which collectively have an estimated production capacity in excess of 500 million tablets a year. We anticipate that our existing manufacturing capacity is adequate to meet the production requirements of our pharmaceutical partners in 2003. We plan to either replace the oldest of our two Eden Prairie based production lines or to add a third production line at our Eden Prairie facility, and expect the replaced or additional manufacturing line to be completed and commissioned in the first half of 2004. We plan to construct a second manufacturing site at our Brooklyn Park facility, which we expect to be completed and commissioned in the fourth quarter of 2003.

     In 2002, we commissioned a high shear granulation unit and a second coating unit at a total capital cost of $7.9 million. We expect that the high shear granulation unit, coupled with the additional coating unit, will enable us to develop, and ultimately commercialize, a broader range of prescription products. The products we are developing for Aventis Pharmaceuticals and Schering-Plough will require these additional manufacturing capabilities. In addition, we may require these capabilities in the future for those products we may develop that have taste masking challenges based on the particle size of the active drug ingredient or require a high dose of active drug ingredient relative to the desired tablet size.

     The decision to replace an existing production line or add a third line at our Eden Prairie facility will depend on our order position at the time we take delivery of the new equipment. We ordered the new production equipment during the fourth quarter of 2002, and we expect to take delivery of this equipment in the second half of 2003. The new production equipment we have ordered will be identical to the production line we added in 2000, which is expected to result in greater efficiencies in terms of using common supplies, parts and operating procedures, as well as increase manufacturing capacity of blister packaged tablets. Upon delivery of the new equipment, if we decide to replace an existing production line, the older line will be removed, and we will renovate the manufacturing suite in which the new equipment will be installed. In addition, should we decide to replace one of our two existing production lines, we are currently assessing the feasibility of utilizing the old production line in our Brooklyn Park research and development center for scale-up activities for products under development. Once the new production line is commissioned, which is expected to occur in the first half of 2004, we estimate that our total annualized capacity in Eden Prairie will increase from approximately 500 million to more than 700 million tablets if we replace an existing production line, or to approximately 1.0 billion tablets if we add a new production line to the two existing production lines.

     We currently purchase from single sources of supply, or our collaborative partners provide to us without charge, the active drug ingredients that are required to manufacture our products. The inactive drug ingredients and packaging materials used to manufacture our products are generally readily available from multiple suppliers. If we are unable to purchase adequate supply of active drug ingredients, inactive drug ingredients and packaging materials from our current suppliers, our manufacturing operations could be interrupted. We may be unable to identify alternative sources of supply, and even if we do identify alternative sources of supply, our manufacturing operations may be interrupted until we successfully complete a validated qualification process of those sources and negotiate trading terms.

     We are assessing the feasibility of adding capacity for the manufacture of products containing potent substances, such as fentanyl citrate. In the event we decide to add such capacity, we estimate that the capital expenditure required to construct and install a manufacturing line for potent substances could exceed $10.0 million and take up to 24 months to fully implement. Our capital expenditure plans for 2003 do not currently include this investment, and we do not expect to make a decision regarding potent substance manufacturing capability before the second half of 2003.

     PakSolv, our proprietary packaging process, allows high-speed packing of soft, brittle tablets without breakage into specially designed protective, child resistant packages and normal blister packages. We believe that this technology, which has two issued patents, gives us a competitive advantage.

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

     Many of our pharmaceutical company partners face intense competition from manufacturers of generic drugs. Generic competition may reduce the demand and/or price for our partners’ products. Products that our pharmaceutical company partners produce may also be subject to regulatory actions that result in prescription products becoming available to consumers over-the-counter. Such a change could also reduce the demand and/or price for our partners’ products. Because we derive a significant portion of our revenue from manufacturing products for and receipt of royalties from our pharmaceutical company partners, a decline in the sales of products that we produce for our partners, whether as a result of the introduction of competitive generic products or other competitive factors, could have a material adverse effect on our revenues and profitability.

     Fast dissolve tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by an affiliate of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Pharma Technologies, the Flashtab technology developed by Ethypharm, the FlashDose technology developed by an affiliate of Biovail Corporation and OraQuick technology developed by KV Pharmaceutical Company. The Zydis technology is a fast dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The WOWTab, Flashtab and OraQuick technologies are fast dissolving technologies used in an oral fast dissolving tablet, which are similar to our DuraSolv tablet. The FlashDose technology is used in an oral fast dissolve tablet, which is similar to our OraSolv tablet, but has not yet been commercialized with an FDA approved prescription product. Cardinal Health has commercialized its Zydis technology in several major prescription products in the U.S., including Claritin Reditabs, Maxalt-MLT and Zyprexa Zydis. KV Pharmaceutical Company has announced that they will commercialize their first OraQuick technology product with the introduction in 2003 of a product that is generically equivalent to Schwarz Pharma’s NuLev, which we developed based on our DuraSolv technology. On March 17, 2003, CIMA and Schwarz Pharma filed a complaint in federal district court against KV Pharmaceutical Company alleging infringement of one or more of our patents covering our DuraSolv technology. SPI Pharma, Inc., a wholly-owned subsidiary of Associated British Foods plc, recently announced Pharmaburst, a specially engineered excipient system that is capable of rapid disintegration. At this time, we are not aware of any pharmaceutical products that are based on SPI Pharma’s Pharmaburst fast dissolve tablet delivery system. In addition, Eurand, a private specialty pharmaceutical company, recently announced that it has licensed a marketed, fast dissolve drug delivery technology, which is expected to be fully integrated into Eurand’s business in the second half of 2003. We believe there may be other pharmaceutical companies that are developing fast dissolve tablet technologies, which may compete with our technologies in the future.

     The principal competitive factors in the market for fast dissolving tablet technologies are compatibility with taste masking techniques, packaging, dosage capacity, drug compatibility, cost, ease of manufacture, patient acceptance and required capital investment for manufacturing. We believe that our fast dissolving tablet technologies compete favorably with respect to each of these factors. In a 1997 quantitative consumer study that we conducted, consumers generally preferred the OraSolv formulation to the Cardinal Health Zydis’ formulation of the same active drug ingredient. Our 1997 study was confirmed by an August 2001 study we sponsored that measured migraine sufferers’ preferences between Zomig-ZMT, a CIMA DuraSolv formulation, and Maxalt-MLT, a Cardinal Health Zydis formulation. The 2001 study indicated that 70% of the study subjects preferred CIMA’s DuraSolv formulation, compared to 27% favoring the Zydis formulation. We also believe that we offer pharmaceutical companies the largest selection of oral fast dissolve drug delivery technologies.

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

     FDA approval generally is required before a new drug product may be marketed in the U.S. Many over-the-counter, or OTC, drug products are exempt, however, from the FDA’s pre-marketing approval requirements. Whether or not products require FDA approval, drug products remain subject to various ongoing FDA regulations, including good manufacturing practices, labeling requirements and warning statements, advertising restrictions related to product labeling and drug ingredient specifications. Products and their manufacturing facilities are subject to FDA inspection, and failure to comply with applicable regulatory requirements may lead to administrative or judicially imposed penalties.

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

     Prior to marketing a product internationally, we are likely to be required to obtain foreign regulatory approval. Foreign approval procedures vary from country to country and the time required for approval may result in delays in, or ultimately prevent, the marketing of a product. We expect our pharmaceutical company partners to obtain any necessary government approvals in foreign countries in connection with the introduction of new products we develop for them under a collaborative agreement. However, we may have to spend considerable amounts of time and resources to support the submission and approval of these foreign filings. In addition, our manufacturing facility may be subject to inspections by foreign agencies, similar to the FDA, to allow for the marketing of our products in a foreign country.

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

     The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. None of our current commercialized products are listed substances. However, fentanyl citrate, the active ingredient in OraVescent fentanyl, is a Schedule II controlled substance. Schedule II substances are subject to strict handling and record keeping requirements and prescribing restrictions. In addition, should we successfully develop an OraVescent fentanyl product that is approved for marketing by the FDA, we believe it is possible that it could be subject to state controlled substance regulation, and may be placed in more restrictive schedules than those determined by the U.S. Drug Enforcement Agency and FDA.

     In addition to the statutes and regulations described above, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state and local regulations. We believe that we have complied with these laws and regulations in all material respects, and we have not been required to take any action to correct any material noncompliance. We are unable to predict, however, the impact on our business of any changes that may be made in these laws or of any new laws or regulations that may be imposed in the future. We cannot be sure that we will not be required to incur significant compliance costs or be held liable for damages resulting from any violation of these laws and regulations.

Employees

     As of January 20, 2003, we had 219 full-time employees, with 118 engaged in manufacturing and quality assurance, 74 in research and development and 27 in executive management and office support. None of our employees is subject to a collective bargaining agreement nor have we ever experienced a work stoppage. We believe our employee relations are good.

Executive Officers of the Registrant

     Our executive officers and their ages as of March 31, 2003 are as follows:

Name	Age	Title

John M. Siebert, Ph.D.	63	President and Chief Executive Officer
John Hontz, Ph.D.	46	Chief Operating Officer
David A. Feste	52	Vice President, Chief Financial Officer and Secretary until March 31, 2003
James C. Hawley	49	Vice President, Chief Financial Officer and Secretary, effective April 1, 2003

     Each of our executive officers has an employment agreement. There are no family relationships between or among any of our executive officers or directors.

     John M. Siebert, Ph.D. has been our President and Chief Executive Officer since September 1995, President and Chief Operating Officer from July 1995 to September 1995, and has served as a director since May 1992. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a pharmaceutical company. From 1988 to 1992, Dr. Siebert worked at Bayer Corporation. Dr. Siebert has also been employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co. and The Procter & Gamble Company. On March 18, 2002, Dr. Siebert announced that he will retire from the Company. Our Board of Directors has appointed a search committee to identify and recruit a new President and Chief Executive Officer.

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

     David A. Feste will resign as our Vice President, Chief Financial Officer and Secretary effective March 31, 2003, but has agreed to remain on staff through June 30, 2003 to facilitate the transition of his duties. Mr. Feste has been our Vice President, Chief Financial Officer and Secretary since February 2000. From 1995 to 1999, Mr. Feste was Vice President and Chief Financial Officer for Orphan Medical, Inc., a pharmaceutical company. From 1992 to 1995, Mr. Feste was self-employed as a financial consultant. From 1985 to 1991, Mr. Feste was with Tonka Corporation, most recently as its Corporate Vice President of Financial Services and Audit.

     James C. Hawley will become our Vice President, Chief Financial Officer and Secretary effective April 1, 2003. From 2000 to March 2003, Mr. Hawley was a Principal and Vice President of Manchester Companies, Inc., an investment banking and management advisory firm. From 1999 to 2000, Mr. Hawley served as Chief Executive Officer of CARA Collision & Glass, a consolidator in the damaged vehicle repair business. From 1995 to 1998, Mr. Hawley served as President & Chief Executive Officer, as well as Executive Vice President of Operations and Finance, for Harmony Brook Inc., a developer and marketer of water purification systems. From 1991 to 1994, Mr. Hawley served as Executive Vice President, as well as Vice President of Finance & Operations and Chief Financial Officer of Orthomet Inc., a developer of implantable medical devices. Prior to 1991, Mr. Hawley spent 12 years at 3M Company in various positions culminating in his role as group controller of the pharmaceutical and dental products group.

ITEM 2. PROPERTIES

     Prior to March 2002, we leased our 75,000 square foot facility in Eden Prairie, Minnesota, which houses our corporate headquarters, manufacturing facility and warehouse space. In March 2002, we purchased this facility at a capital cost of approximately $5.7 million pursuant to the terms of an option under our lease. The facility is currently our sole manufacturing facility and contains two production lines, a granulation suite, two coating units and a warehouse. In 2003, we expect to either replace one of our two production lines or to add a third production line at an estimated capital cost of $9.3 million. We ordered the production line equipment for this project in 2002 and we expect it to be delivered in the second half of 2003.

     In August 2001, we purchased a 107,000 square foot facility in Brooklyn Park, Minnesota at a capital cost of approximately $5.2 million. This facility currently houses our research and product development center. In 2002, we commenced a $10.0 million capital expenditure program to expand the research and product development capabilities of this facility, which we expect to complete in the first quarter of 2003 at a total capital cost of $18.3 million. The capital cost for this project exceeded our initial estimates by $8.3 million principally as a result of our decision to expand the Brooklyn Park facility from a 107,000 square foot to a 150,000 square foot facility in order to accommodate future growth. In 2003, we also expect to complete the addition of manufacturing capabilities to the Brooklyn Park facility, including a tablet press and a bottling line for products utilizing our DuraSolv fast dissolve delivery system, at an estimated capital cost of $8.3 million. We ordered the production line equipment for this project in 2002, and we expect it to be delivered in the first half of 2003.

     We believe that both of these facilities are adequate to meet our foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

     On March 17, 2003, CIMA and Schwarz Pharma filed a complaint in the United States District Court for the District of Minnesota against KV Pharmaceutical Company and its wholly owned subsidiary Ethex Corporation. The complaint alleges that KV Pharmaceutical and Ethex are manufacturing and selling orally disintegrating hyoscyamine sulfate (0.125 mg) tablets in violation of one or more of CIMA’s patents covering its DuraSolv technology. CIMA manufactures NuLev, an orally disintegrating hyoscyamine sulfate (0.125 mg) product, for Schwarz pursuant to an exclusive license agreement. CIMA and Schwarz are seeking an injunction against further infringement of the patent and compensatory damages.

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

	High	Low

Year ended December 31, 2002:
First Quarter	$35.45	$19.60
Second Quarter	28.60	18.94
Third Quarter	25.15	16.06
Fourth Quarter	28.58	22.10

Year ended December 31, 2001:
First Quarter	$73.38	$46.75
Second Quarter	85.75	43.05
Third Quarter	81.35	47.97
Fourth Quarter	62.40	30.05

Holders

     On March 24, 2003 the last reported bid price of our common stock was $20.10 per share. We had 75 stockholders of record and an estimated 6,650 beneficial owners of our common stock as of March 24, 2003.

Dividends

     We have never declared or paid any dividends. We anticipate that all of our earnings, if any, will be retained for development of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     This section presents our historical financial data. You should read carefully the financial statements included in this Annual Report, including the notes to the financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from financial statements that have been audited by Ernst & Young LLP, and are not included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income (loss) per share, and see Item 7 of this report for an explanation of accounting changes regarding revenue recognition under the caption “Recent Accounting Pronouncements.”

Selected Financial Data

	(in thousands, except per share data)
	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Operating revenues:
Net sales	$23,391	$17,756	$13,407	$4,839	$1,097
Product development fees and licensing	11,496	8,867	8,817	7,818	6,141
Royalties	11,738	5,403	1,695	735	374

Total operating revenues	46,625	32,026	23,919	13,392	7,612

Operating expenses:
Costs of goods sold	18,797	16,001	12,410	7,546	4,476
Research and product development	10,869	6,385	4,958	4,388	3,307
Selling, general and administrative	7,166	5,090	3,880	2,836	3,138

Total operating expenses	36,832	27,476	21,248	14,770	10,921

Operating income (loss)	9,793	4,550	2,671	(1,378)	(3,309)
Other income, net	6,383	10,334	2,114	116	122

Income (loss) before cumulative effect of a change in accounting principle and income tax benefit	16,176	14,884	4,785	(1,262)	(3,187)
Cumulative effect of a change in accounting principle	—	—	(799)	—	—
Income tax benefit	2,441	104	—	—	—
Net income (loss)	$18,617	$14,988	$3,986	$(1,262)	$(3,187)

Net income (loss) per share:
Basic
Net income (loss) per share before cumulative effect of a change in accounting principle	$1.31	$1.03	$.43	$(.13)	$(.33)
Net loss per share from cumulative effect of a change in accounting principle	—	—	(.07)	—	—

Net income (loss) per basic share	$1.31	$1.03	$.36	$(.13)	$(.33)

Diluted
Net income (loss) per share before cumulative effect of a change in accounting principle	$1.28	$.97	$.39	$(.13)	$(.33)
Net loss per share from cumulative effect of a change in accounting principle	—	—	(.07)	—	—

Net income (loss) per diluted share	$1.28	$.97	$.32	$(.13)	$(.33)

Weighted average of number of shares:
Basic	14,193	14,559	11,151	9,615	9,610
Diluted	14,599	15,503	12,385	9,615	9,610

	As of December 31,

Balance Sheet Data:	2002	2001	2000	1999	1998

Cash and investments	$131,681	$149,504	$163,162	$2,481	$2,723
Total assets	225,353	198,931	189,462	19,270	14,916
Accumulated deficit	(8,386)	(27,003)	(41,991)	(45,977)	(44,715)
Total stockholders’ equity	213,301	194,777	186,925	11,574	12,656

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

Overview

     We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast dissolve technologies. We currently manufacture six pharmaceutical brands utilizing our fast dissolve technologies: three prescription and three over-the-counter brands. The three over-the-counter brands are Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb and Alavert for Wyeth. The three prescription brands are AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Remeron SolTab for Organon and NuLev for Schwarz Pharma. We are currently developing other oral drug delivery technologies for ourselves and others. We operate within a single business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including (1) net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies, (2) product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and (3) royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us.

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

     Components of revenue, expenses, operating income, other income, tax benefits and net income as a percentage of total operating revenue for the years ending December 31:

	2002	2001	2000

Net sales	50.2%	55.4%	56.0%
Product development fees & licensing revenues	24.7%	27.7%	36.9%
Royalty revenues	25.2%	16.9%	7.1%
Cost of goods sold	40.3%	50.0%	51.9%
Research & product development expense	23.3%	19.9%	20.7%
Selling, general & administrative expense	15.4%	15.9%	16.2%
Operating income	21.0%	14.2%	11.2%
Other income, net	13.7%	32.3%	8.8%
Tax benefit	5.2%	0.3%	0.0%
Net income	39.9%	46.8%	16.7%

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

Revenue Recognition

     We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion of milestones; from up-front product development license fees as fees are amortized over the expected development term of the proposed products; and from royalties on the sales of products that we manufacture, which are sold by pharmaceutical companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Deferred Taxes

     The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the year ended December 31, 2002, we have recorded a $6.4 million valuation allowance related to our net deferred tax assets of $17.8 million, compared to a valuation allowance of $16.2 million related to our net deferred tax assets of $22.4 million for the year ended December 31, 2001.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

     Operating Revenues. Our total operating revenues were $46.6 million in 2002, compared to $32.0 million in 2001 and $23.9 million in 2000. Operating revenues from AstraZeneca, Organon and Schwarz Pharma, our three largest pharmaceutical company partners in 2002, together represented approximately 69%, 55% and 52% of our total revenues in 2002, 2001 and 2000, respectively. In 2002, Schwarz Pharma replaced Novartis as one of our three largest pharmaceutical company partners. Novartis accounted for approximately 13% and 33% of total operating revenues in 2002 and 2001, respectively. The increases in total operating revenues in each year were due to sequentially increasing development activity for new products that resulted in higher product development fees and licensing revenue, as well as sequentially increasing sales of products we manufacture and royalties on sales by our pharmaceutical company partners under license from us.

     We are paid by our collaborative partners for the fast dissolve products that we manufacture and ship to them. These activities resulted in net sales of fast dissolve products of $23.4 million in 2002, compared to $17.8 million in 2001 and $13.4 million in 2000. The $5.6 million increase from 2001 to 2002 was primarily attributable to a net increase of $6.1 million in shipments of branded prescription products, which was partially offset by a net reduction in shipments of over-the-counter products that was caused by a year-over-year drop off in shipments of Triaminic Softchews. The $4.4 million increase from 2000 to 2001 was attributable to higher levels of shipments of both our brand prescription and over-the-counter products. In 2003, net sales of fast dissolve products are expected to increase in the range of 50% to 70% from 2002 levels.

     We are paid product development and licensing revenues for our activities performed under collaborative agreements with pharmaceutical companies. These activities resulted in product development fees and licensing revenues of $11.5 million in 2002, compared to $8.9 million in 2001 and $8.8 million in 2000. The $2.6 million increase from 2001 to 2002 was primarily attributable to an increase in the number of collaborative projects in our product development portfolio, which included the achievement of certain milestones for Aventis and Schwarz Pharma. The $100,000 increase from 2000 to 2001 was not significant, with similar levels of development activity for proposed new products as well as the achievement of certain milestones for AstraZeneca, Novartis and Organon. Product development fees and licensing revenues include amortization of deferred revenue of $606,000, $400,000 and $1.3 million in 2002, 2001 and 2000, respectively. In 2003, product development fees and licensing revenues are expected to be slightly above 2002 levels.

     We are paid royalties based on our collaborative partners’ sales of fast dissolve products developed and manufactured by CIMA. Our collaborative partners’ sales of CIMA manufactured fast dissolve products amounted to approximately $236.0 million in 2002, up from nearly $103.0 million in 2001 and up from about $19.0 million in 2000. As a result, we recognized royalties of $11.7 million in 2002, compared to $5.4 million in 2001 and $1.7 million in 2000. The $6.3 million increase in royalties from 2001 to 2002 was attributable to strongly growing worldwide sales of fast dissolve versions of Zomig and Remeron SolTab, as well as the U.S. market introduction of Alavert by Wyeth late in the fourth quarter of 2002. The $3.7 million increase in royalties from 2000 to 2001 was attributable to the U.S. market launch of our first three branded prescription products, AstraZeneca’s Zomig-ZMT, Organon’s Remeron SolTab and Schwarz Pharma’s NuLev. In 2003, we expect royalties to increase from 50% to 70% from 2002 levels, based on anticipated sales of CIMA fast dissolve products by our collaborative partners in the range of $360.0 to $400.0 million.

     Cost of goods sold. We incurred cost of goods sold of $18.8 million in 2002, compared to $16.0 million in 2001 and $12.4 million in 2000. The $2.8 million increase from 2001 to 2002 was primarily due to manufacturing more of our fast dissolve products, except for Triaminic Softchews, and from higher indirect labor costs associated with the expansion of our manufacturing and quality control infrastructures. The $3.6 million increase from 2000 to 2001 was primarily due to manufacturing higher levels of over-the-counter products, principally Triaminic Softchews, higher direct labor costs to staff multiple production lines for a multiple shift operation, and from higher depreciation costs associated with new manufacturing equipment.

     Research and product development expenses. We incurred research and product development expenses of $10.9 million in 2002, compared to $6.4 million in 2001 and $5.0 million in 2000. The $4.5 million increase from 2001 to 2002 was primarily due to an increase in the number of collaborative projects in our product development portfolio, including development activity for recent collaborative agreements with Aventis, Schering-Plough and Schwarz Pharma, higher payroll costs associated with increases in professional staffing levels, and higher depreciation costs associated with the newly renovated R&D center. The $1.4 million increase from 2000 to 2001 was primarily due to increased development activity for AstraZeneca, Organon, Novartis and Schwarz Pharma, as well as higher payroll costs associated with increases in professional staffing levels.

     Selling, general and administrative expenses. We incurred selling, general and administrative expenses of $7.2 million in 2002, compared to $5.1 million in 2001 and $3.9 million in 2000. The $2.1 million increase from 2001 to 2002 was primarily due to increased recruiting and relocation costs, corporate incentive payments and higher levels of staffing and consulting in support of our computer and information systems. The increase from 2000 to 2001 was primarily due to marketing and related consulting costs associated with our business development efforts, higher payroll costs associated with increased professional staffing, and higher levels of staffing and consulting in support of our computer and information systems.

     Operating income. We recognized operating income of $9.8 million in 2002, compared to $4.6 million in 2001 and $2.7 million in 2000. The $5.2 million increase from 2001 to 2002 was primarily due to the growth in operating revenues as well as significantly higher gross profit margins of the fast dissolve product we manufacture for our collaborative partners. The $1.9 million increase from 2000 to 2001 was primarily due to the growth in operating revenues as well as nominally higher gross profit margins of the fast dissolve product we manufacture for our collaborative partners. In 2003, we expect operating income to be at least 85% higher than the operating income recognized for 2002 due to anticipated operating revenues in the range of $70.0 to $75.0 million.

     Other income, net. We recognized other income of $6.4 million in 2002, compared to $10.3 million in 2001 and $2.1 million in 2000. Other income consists primarily of investment income on invested funds and gains or losses on asset dispositions. The $3.9 million decrease from 2001 to 2002 was primarily due to the lower interest rates on funds reinvested during the year. The $8.2 million increase from 2000 to 2001 was primarily due to the full-year effect of investing the $150.3 million cash proceeds from our November 2000 public offering. In 2003, we expect other income to decrease to under $5.0 million primarily from the impact of lower interest rates on funds that we expect to reinvest during the year.

     Tax benefit. We recognized a tax benefit, or negative tax expense, of $2.4 million in 2002, compared to a tax benefit of $104,000 in 2001 and no tax benefit/expense in 2000. The $2.3 million increase of tax benefit from 2001 to 2002 was due to the recognition of approximately $8.9 million in tax credits related to the utilization of net operating loss carryforwards, which offset the tax expense we would otherwise incur. The $104,000 increase of tax benefit from 2000 to 2001 was due to the recognition of approximately $6.1 million in tax credits related to the utilization of net operating loss carryforwards, which offset the tax expense we would otherwise incur. In 2003, we expect to recognize our remaining tax benefits related to the utilization of net operating loss and tax credit carryforwards, which have a value of approximately $2.0 million, and are expected to result in a full-year effective tax rate in the range of 31% to 33%.

Liquidity and Capital Resources

     We have financed our operations to date primarily through private and public sales of equity securities and revenues from product sales, product development fees and licensing revenues and royalties.

     Working capital, which is defined as current assets less current liabilities, increased by $50.2 million from $33.5 million at December 31, 2001 to $83.7 million at December 31, 2002. The increase was primarily due to $20.1 million in net cash provided by operating activities and the sale or redemption of $67.1 million of non-current available-for-sale securities, partially offset by the use of $36.6 million for capital expenditures and the use of $2.1 million to repurchase approximately 86,000 shares of common stock. We invest excess cash in interest-bearing money market accounts and investment grade securities.

     During 2003, we plan to spend approximately $24.0 to $27.0 million, exclusive of potential capital expenditures to add capacity for the manufacture of products containing potent substances, to complete various improvements to our Eden Prairie manufacturing facility and Brooklyn Park R&D center, including a second site of manufacturing. Our second manufacturing site in our Brooklyn Park facility will be equipped to provide bottling production line capabilities and is expected to be operational late in 2003. We also expect to substantially complete either the replacement or the addition of a production line in Eden Prairie for fast dissolve product requiring blister packaging. In addition, we expect to fund additional product development activities related to our OraVescent technology, which may include adding capacity for the manufacture of products containing potent substances, and to develop proprietary products using our OraSolv and DuraSolv technologies. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available- for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

The Loss Of One Of Our Top Three Major Customers Could Reduce Our Revenues Significantly.

     Revenues from AstraZeneca, Organon and Schwarz Pharma together represented approximately 69% of our total operating revenues for the year ended December 31, 2002, compared to 55% for the corresponding period in 2001. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for the majority of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

We Rely On Third Parties To Market, Distribute And Sell The Products Incorporating Our Drug Delivery Technologies, And Those Third Parties May Not Perform, Or The Sales Of Those Products May Be Affected By Factors Beyond The Control Of Those Third Parties.

     Our pharmaceutical company partners market and sell the products we develop and manufacture. If one or more of our pharmaceutical company partners fails to pursue the marketing of our products as planned, our revenues and gross profits may not reach our expectations, or may decline. We often cannot control the timing and other aspects of the development of products incorporating our technologies because our pharmaceutical company partners may have priorities that differ from ours. Therefore, our commercialization of products under development may be delayed unexpectedly. Because we incorporate our drug delivery technologies into the oral dosage forms of products marketed and sold by our pharmaceutical company partners, we do not have a direct marketing channel to consumers for our drug delivery technologies. The marketing organizations of our pharmaceutical company partners may be unsuccessful or they may assign a low level of priority to the marketing of our products. Further, they may discontinue marketing the products that incorporate our drug delivery technologies. If marketing efforts for our products are not successful, our revenues may fail to grow as expected or may decline.

     For the year ended December 31, 2002, net sales from manufacturing and royalties from our partners’ sales of our top three products accounted for approximately 60% of our operating revenues. Our top three products are AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Organon’s Remeron SolTab and its equivalent for markets outside the U.S., and Wyeth’s Alavert. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of Remeron SolTab and its non-U.S. equivalents, Zomig-ZMT and its non-U.S. equivalents, and Alavert:

•	the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

•	unfavorable publicity regarding these products or similar products;

•	product price relative to other competing products or treatments;

•	changes in government and third-party payor reimbursement policies and practices; and

•	regulatory developments affecting the manufacture, marketing or use of these products.

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

     We face additional risks related to our collaborative agreements, including the risks that:

•	any existing or future collaborative agreements may not result in additional commercial products;

•	additional commercial products that we may develop may not be successful;

•	we may not be able to meet the milestones established in our current or future collaborative agreements;

•	we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners; and

•	our pharmaceutical company partners may exercise their rights to terminate their collaborative agreements with us.

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products, And We May Lose Revenues.

     We must increase our production capacity to meet expected demand for our products. We currently have two production lines for product requiring blister packaging, which collectively have an estimated annualized production capacity in excess of 500 million tablets. In 2003, we plan to either replace the oldest of our two production lines or retain both of these production lines and add a third production line at our Eden Prairie facility, which is expected to be completed and commissioned in the first half of 2004. We also plan to add a production line for bottled product at our Brooklyn Park facility, which is expected to be completed and commissioned in the fourth quarter of 2003. We estimate that our total annualized capacity for the two production lines in Eden Prairie will increase from approximately 500 million to more than 700 million tablets, or to approximately 1.0 billion tablets if we add the new production line to our two existing production lines. The estimated total annualized capacity of the production line in Brooklyn Park will be approximately 700 million bottled tablets. If we are unable to increase our production capacity as scheduled or if our partners significantly increase their requirements for product deliveries prior to completing the scheduled increases in capacity, we may be required to allocate our production capacity until we have completed these capacity improvements. If this should happen, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

     Our operating revenues increased 46% for the year ended December 31, 2002, compared to an increase of 34% for the year ended December 31, 2001, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

Sales Of Our Pharmaceutical Company Partners’ Products May Decline As A Result Of Competition From Generic Prescription Products And Regulatory Actions That Could Switch A Prescription Product To An Over-The-Counter Product, Which May Result In A Decline In Our Revenues.

     Many of our pharmaceutical company partners face intense competition from manufacturers of generic drugs. Generic competition may reduce the demand and/or price for our partners’ products. Products that our pharmaceutical company partners produce may also be subject to regulatory actions that result in prescription products becoming available to consumers over-the-counter. Such a change could also reduce the demand and/or price for our partners’ products. Because we derive a significant portion of our revenue from manufacturing products for and receipt of royalties from our pharmaceutical company partners, a decline in the sales of products that we produce for our partners, whether as a result of the introduction of competitive generic products or other competitive factors, could have a material adverse effect on our revenues and profitability.

     In January 2002, Mylan Laboratories and Teva Pharmaceutical Industries announced that they received tentative approval from the FDA to sell mirtazapine tablets, which are expected to be generic substitutes for Organon’s Remeron standard tablets. We developed and manufacture an OraSolv formulation of Remeron for Organon. In March 2002, Akzo Nobel NV, Organon’s parent company, reported that Organon sued seven generic pharmaceutical companies, including Teva and Mylan, for the infringement of Organon’s U.S. patent for Remeron (mirtazapine standard tablets). In May 2002, Organon announced that it sued Barr Laboratories, Inc. for infringing its U.S. patent for Remeron SolTab (mirtazapine orally disintegrating tablets). On December 18, 2002, a federal district court ruled that the generic version of mirtazapine developed by Teva did not infringe Organon’s patent covering Remeron. As a result of this ruling, we expect that Teva will launch its generic form of mirtazapine in the U.S. market in 2003. We expect other generic manufacturers, including Mylan Laboratories, to launch their generic versions of mirtazapine, subject to FDA approval, after Teva’s 180 day marketing exclusivity period expires. In addition, the U.S. market launch of generic orally disintegrating mirtazapine tablets developed by Barr Laboratories is expected to occur after it receives FDA approval. Although Organon has appealed this court’s ruling, it is unlikely that the appeals court will reverse or delay the trial court’s ruling. Organon’s market for Remeron SolTab may be affected negatively by the introduction of generic versions of standard or orally disintegrating mirtazapine tablets. The introduction of these generic tablets could be expected to lower Organon’s pricing for Remeron. Due to the large number of variables and high degree of uncertainty, we are unable to predict the timing of the market introduction of a generic orally disintegrating mirtazapine tablet or the effect that the introduction of generic mirtazapine may have on our business.

     On January 15, 2003, KV Pharmaceutical Company announced that it will begin marketing the first product utilizing its OraQuick fast dissolve technology. Hyoscyamine Sulfate Orally Disintegrating Tablets, 0.125mg, is a prescription anticholinergic/antispasmodic product. This product is expected to be equivalent to and substitutable for NuLev, which we developed and manufacture for Schwarz Pharma. Due to the large number of variables, we are unable to predict the effect of such a product introduction by KV Pharmaceutical on our business.

     On January 27, 2003, Andrx Corporation and Perrigo Company announced that they have entered into a multi-year agreement for Andrx to supply Perrigo with Andrx’s over-the-counter fast dissolve formulation of loratadine, which is expected to be equivalent to and substitutable for Schering-Plough’s Claritin RediTabs and Wyeth’s Alavert. We developed and manufacture Alavert for Wyeth. Andrx has received tentative FDA approval of its Abbreviated New Drug Application for a fast dissolve formulation of loratadine. In February 2003, Wyeth received its second FDA approval for a DuraSolv loratadine product, which is identical to Alavert, but was initially intended for the prescription market. We believe that Wyeth’s second FDA approval of a DuraSolv loratadine product may prevent Andrx from receiving final FDA approval of its competitive fast-dissolve formulation of loratadine, until at least 180 days after Wyeth’s launch of Alavert on December 20, 2002. Due to the large number of variables, we are unable to predict the effect of Perrigo’s product introduction of a fast dissolve loratadine product on our business.

We May Experience Significant Delays In Expected Product Releases While We And Our Pharmaceutical Company Partners Seek Regulatory Approvals For The Products We Develop And Manufacture And, If Either Of Us Are Not Successful In Obtaining The Approvals, We May Be Unable To Achieve Our Anticipated Revenues And Profits.

     The federal government, principally the U.S. Food and Drug Administration, and state and local government agencies regulate all new pharmaceutical products, including our existing products and those under development. Our pharmaceutical company partners may experience significant delays in expected product releases while attempting to obtain regulatory approval for the products we develop. If they are not successful, our revenues and profitability may decline. We, and our pharmaceutical company partners, cannot control the timing of regulatory approval for the products we develop.

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

We May Be Exposed To Liability Claims Associated With The Use Of Hazardous Materials And Chemicals.

     Our research and development and manufacturing activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

Our Products May Contain Controlled Substance And Or Potent Substances, The Supply And Manufacture Of Which May Be Limited Or Regulated By U.S. Government Agencies.

     The active ingredients in some of our current and proposed products, including OraVescent fentanyl, are controlled substances under the Controlled Substances Act of 1970 and are regulated by the U.S. Drug Enforcement Agency. These products are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedure. Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of products containing controlled substances. Furthermore, the DEA could impose significant penalties and fines against us and our pharmaceutical company partners for violating the Controlled Substances Act and DEA regulations.

     Regulations under the Occupational Safety and Health Act establish certain standards related to safety in handling and manufacturing potent substances, such as fentanyl citrate. Under these regulations, we believe that our production of fentanyl citrate would require a specialized manufacturing environment that prevents fentanyl citrate from coming in contact with humans. We may develop other products that would require a specialized manufacturing environment. Currently, none of our existing production lines in Eden Prairie nor our planned production line in Brooklyn Park are capable of manufacturing potent substances. In the event we pursue the development of our OraVescent fentanyl product through regulatory submission or other potential products with a comparable safety profile to fentanyl, we will be required to identify a manufacturer with appropriate resources to manufacture potent substances or to develop those capabilities internally. We are presently assessing the feasibility of contracting with third party manufacturers that have these specialized manufacturing capabilities and of developing these capabilities internally. In the event we decide to manufacture OraVescent fentanyl or other potent products in our facilities, we will be required to add potent substance manufacturing capabilities that comply with these safety regulations, which could require capital expenditures in the excess of $10 million. If we choose not to invest in potent substance manufacturing capabilities, our future revenues may not grow as fast because we will be unable to compete in certain important therapeutic markets for our technologies.

Our Commercial Products Are Subject To Continuing Regulations And We May Be Subject To Adverse Consequences If We Fail To Comply With Applicable Regulations.

     Even if our products receive regulatory approval, either in the U.S. or internationally, we will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	adverse drug experience reporting regulations;

•	product promotion;

•	product manufacturing, including good manufacturing practices requirements; and

•	product changes or modifications.

     If we fail to comply or maintain compliance with these laws and regulations, we may be fined or barred from selling our products. If the FDA determines that we are not complying with the law, it can:

•	issue warning letters;

•	impose fines;

•	seize products or order recalls;

•	issue injunctions to stop future sales of products;

•	refuse to permit products to be imported into, or exported out of, the U.S.;

•	totally or partially suspend our production;

•	delay pending marketing applications; and

•	initiate criminal prosecutions.

We Have A Single Manufacturing Facility For Product Requiring Blister Packaging And We May Lose Revenues And Be Unable To Maintain Our Relationships With Our Pharmaceutical Company Partners If We Lose Production Capacity for Blistered Product.

     We manufacture all our products on two production lines in our Eden Prairie facility. All of our commercialized products, except for Schwarz Pharma’s NuLev, are blister packaged on one or both of our Eden Prairie production lines. If our existing production lines or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production lines, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or to develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. The production line we expect to add at our Brooklyn Park facility will be dedicated to bottled product, which is important for products currently under development, but does not reduce the risk associated with loss of capacity for product requiring blister packaging.

We Rely On Single Sources For Some Of Our Raw Materials, And We May Lose Revenues And Be Unable To Maintain Our Relationships With Our Pharmaceutical Company Partners If Those Materials Were Not Available.

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

If We Cannot Keep Pace With The Rapid Technological Change And Meet The Intense Competition In Our Industry, We May Lose Business.

     Our success depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Fast dissolve tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, a wholly-owned subsidiary of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Pharma Technologies, the Flashtab technology developed by

Ethypharm, the FlashDose technology developed by Fuisz Technologies Ltd., a wholly-owned subsidiary of Biovail Corporation, and the OraQuick technology developed by KV Pharmaceutical Company. SPI Pharma, Inc., a wholly-owned subsidiary of Associated British Foods plc, recently announced Pharmaburst, a specially engineered excipient system that is capable of rapid disintegration. In addition, Eurand, a private specialty pharmaceutical company, recently announced that it has licensed a marketed, fast dissolve drug delivery technology, which is expected to be fully integrated into Eurand’s business in the second half of 2003. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do and represent significant competition for us.

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

Third Parties May Claim That Our Technologies, Or The Products In Which They Are Used, Infringe On Their Rights, And We May Incur Significant Costs Resolving These Claims.

     Third parties may claim that the manufacture, use or sale of our drug delivery technologies infringe on their patent rights. If such claims are asserted, we may have to seek licenses, defend infringement actions or challenge the validity of those patents in court. If we cannot obtain required licenses, are found liable for infringement or are not able to have these patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from participating in the manufacture, use or sale of products or methods of drug delivery covered by the patents of others. We may not have identified, or be able to identify in the future, U.S. and foreign patents that pose a risk of potential infringement claims.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

     Although we were profitable for the year ended December 31, 2002, we have accumulated aggregate net losses from inception of approximately $8.4 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

     We may require additional financing to fund the development and possible acquisition of new drug delivery technologies and to increase our production capacity beyond what is currently anticipated. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail any plans to develop or acquire new drug delivery technologies or may be required to limit the expansion of our manufacturing capacity. We believe our cash and cash equivalents and expected revenues from operations will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may elect to pursue additional financing at any time to more aggressively pursue development of new drug delivery technologies and expand manufacturing capacity beyond that currently planned.

     Other factors that will affect future capital requirements and may require us to seek additional financing include:

•	the level of expenditures necessary to develop or acquire new products or technologies;

•	the progress of our research and product development programs;

•	the need to construct a larger than currently anticipated manufacturing facility, or additional manufacturing facilities, to meet demand for our products;

•	the results of our collaborative efforts with current and potential pharmaceutical company partners; and

•	the timing of, and amounts received from, future product sales, product development fees and licensing revenue and royalties.

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

     Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as coughs and colds. Our pharmaceutical company partners may choose to not market those products in off-seasons and our sales and profits may decline in those periods as a result. For 2002, operating revenues from Novartis, which included revenues related to Triaminic, a seasonal cough and cold product, represented nearly 13% of our total operating revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

If The Marketing Claims Asserted About Our Products Are Not Approved, Our Revenues May Be Limited.

     Once a drug product incorporating our technologies is approved by the FDA, the Division of Drug Marketing, Advertising and Communication, the FDA’s marketing surveillance department within the Center for Drug Evaluation and Research, must approve marketing claims asserted about it by our pharmaceutical company partners. If our pharmaceutical company partners fail to obtain from the Division of Drug Marketing, Advertising and Communication acceptable marketing claims for a product incorporating our drug delivery technologies, our revenues from that product may be limited. Marketing claims are the basis for a product’s labeling, advertising and promotion. The claims our pharmaceutical company partners are asserting about our drug delivery technologies, or the drug product itself, may not be approved by the Division of Drug Marketing, Advertising and Communication.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2002, the closing sale price for our common stock ranged from $16.06 to $35.45. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Recent Accounting Pronouncements

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that up-front license fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We implemented SAB 101 in the quarter ended on June 30, 2000. Implementation of SAB 101 was retroactive to January 1, 2000. We incurred a charge to earnings of $799,000 for the cumulative effect of a change in accounting principle, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $799,000 or $0.07 per diluted share. For the year ended December 31, 2000, we recognized $799,000 in revenue that is included in the cumulative effect adjustment as of January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risks on cash, cash equivalents and available-for-sale securities. Our investments in fixed-rate debt securities, which are classified as available-for-sale at December 31, 2002, have remaining maturities ranging from 3 to 51 months and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $105.6 million at December 31, 2002, and represented 47% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of December 31, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements as of December 31, 2002 and 2001 and for each of the years ended December 31, 2002, 2001 and 2000 begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 2003. Information relating to the company’s executive officers is provided in this Annual Report on Form 10-K under the heading “Business—Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Executive Compensation” in our Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference into this Annual Report on Form 10-K is the information appearing under the heading “Certain Transactions” in our Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective action taken.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).   Financial Statements

Page Number
in this
Description	Annual Report

Audited Financial Statements:

Report of Independent Auditors	F-1

Balance Sheets	F-2

Income Statements	F-3

Statements of Cash Flows	F-4

Statements of Changes in Stockholders’ Equity	F-5

Notes to Financial Statements	F-6 to F-18

(a)(2).   Financial Statement Schedules

     The following financial statement schedule should be read in conjunction with the Audited Financial Statements referred to under Item 15(a)(1) above. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the Audited Financial Statement or Notes thereto.

Page Number
in this
Description	Annual Report

Schedule II – Valuation and Qualifying Accounts: Years Ended December 31, 2002, 2001 and 2000	F-19

     (a)(3). Listing of Exhibits

Exhibit		Method of
Number	Description	Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended.	(13)

3.2	Third Restated Bylaws of CIMA.	(8)

4.1	Form of Certificate for Common Stock.	(1)

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between the Registrant and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(15)

4.3	Form of Stock Purchase Agreement dated March 13, 2000 between CIMA and certain institutional investors.	(9)

10.1	Letter Agreement, dated January 28, 1998, between CIMA and Joseph R. Robinson, Ph.D. *#	(6)

10.2	Equity Incentive Plan, as amended and restated. #	(8)

10.3	1994 Directors’ Stock Option Plan, as amended. #	(2)

10.4	Form of Director and Officer Indemnification Agreement.	(1)

10.5	License Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*	(7)

10.6	Supply Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA. *	(7)

10.7	License Agreement, dated January 28, 1994, between SRI International and CIMA. *	(1)

10.8	Non-Employee Directors’ Fee Option Grant Program. #	(3)

10.9	License Agreement, dated June 26, 1997, between Bristol-Myers Squibb Company and CIMA. *	(4)

10.10	License Agreement dated May 28, 1999, between IPR Pharmaceuticals, Inc. and CIMA. *	(8)

10.11	License Agreement dated December 29, 1999 between Organon International AG and N.V. Organon, and CIMA. *	(9)

10.12	Development and License Agreement dated January 14, 2000 between CIMA and American Home Products Corporation. *	(9)

Exhibit		Method of
Number	Description	Filing

10.13	Supply Agreement dated January 14, 2000 between CIMA and American Home Products Corporation. *	(9)

10.14	Employment Agreement, dated June 30, 2000, between CIMA and John M. Siebert, Ph.D. #	(10)

10.15	Development, License and Supply Agreement by and between CIMA and Schwarz Pharma, Inc. dated June 30, 2000. *	(10)

10.16	Employment Agreement, dated August 23, 2000, between CIMA and John Hontz, Ph.D. #	(11)

10.17	Employment Agreement, dated January 26, 2001, between CIMA and David Feste. #	(12)

10.18	2001 Stock Incentive Plan, as amended. #	(13)

10.19	Employee Stock Purchase Plan. #	(14)

10.20	Toll Manufacturing Agreement between Organon Inc. and CIMA. *	(12)

10.21	Supply Agreement, dated August 31, 2001, between CIMA and AstraZeneca UK Limited.*	(16)

10.22	Supply Agreement, dated January 1, 2001, and executed September 2, 2001, between Novartis Consumer Health, Inc. and CIMA. *	(16)

10.23	License Agreement No. 1, executed September 2, 2001, by and between Novartis Consumer Health, Inc. and CIMA, amending that certain License Agreement dated July 1, 1998, between Novartis and CIMA. *	(16)

10.24	Master Development, License & Supply Agreement, dated as of December 18, 2001, by and between CIMA and Schwarz Pharma, Inc., as amended by Letter Agreements dated March 1, 2002, October 24, 2002 and February 18, 2003. *	Filed herewith

10.25	Development, License and Supply Agreement made as of May 20, 2002, by and between CIMA and Schering-Plough Ltd. *	(17)

10.26	Development and License Agreement dated June 18, 2002, between CIMA and WYETH (formerly known as American Home Products Corporation), acting through its Wyeth Consumer Healthcare Division. *	(17)

10.27	Supply Agreement dated June 18, 2002, between CIMA and WYETH (formerly known as American Home Products Corporation), acting through its Wyeth Consumer Healthcare Division. *	(17)

10.28	Development and License Agreement by and between CIMA and Aventis Pharmaceuticals Inc. dated as of August 1, 2001, and Amendment dated November 30, 2001, Amendment #2 dated December 20, 2001, Amendment #3 dated January 18, 2002, and Amendment #4 dated February 15, 2002, thereto. *	(18)

10.29	Development, License and Supply Agreement, dated as of March 2, 2001, by and between CIMA and Alamo Pharmaceuticals, LLC, and Amendment #1 executed on January 4, 2002. *	Filed herewith

10.30	First Amendment to Employment Agreement, dated as of December 31, 2002, by and between CIMA and John Hontz, Ph.D. #	Filed herewith

10.31	Letter Agreement, dated February 27, 2003, between CIMA and David Feste. #	Filed herewith

10.32	Employment Agreement, dated February 19, 2003, by and between CIMA and James C. Hawley. #	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Powers of Attorney.	Filed Herewith

99.1	Certification of Chief Executive Officer.	Filed Herewith

99.2	Certification of Chief Financial Officer.	Filed Herewith

*	Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

#	Denotes management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-24424, and incorporated by reference.

(4)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

(5)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-24424, and incorporated herein by reference.

(6)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-24424, and incorporated herein by reference.

(7)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-24424, and incorporated herein by reference.

(8)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(9)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-24424, and incorporated herein by reference.

(10)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-24424, and incorporated herein by reference.

(11)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-24424, and incorporated herein by reference.

(12)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-24424, and incorporated herein by reference.

(13)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(14)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 14, 2001, File No. 333-63026, and incorporated herein by reference.

(15)	Incorporated by reference to Exhibit 1 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

(16)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-24424, and incorporated herein by reference.

(17)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the year quarter June 30, 2002, File No. 0-24424, and incorporated herein by reference.

(18)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-24424, and incorporated herein by reference.

     (b). Reports on Form 8-K
      None.

     (c). Exhibits
      See Item 14(a)(3) above.

     (d). Financial Statement Schedules
      See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eden Prairie, Minnesota, on the 28th day of March, 2003.

CIMA LABS INC.
By:
/s/ David A. Feste

David A. Feste Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

SIGNATURE	TITLE

/s/ John M. Siebert John M. Siebert	Chief Executive Officer (Principal Executive Officer) and Director

/s/ David A. Feste David A. Feste	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* John F. Chappell	Director

* Steven D. Cosler	Director

* Terrence W. Glarner	Director

* Steven B. Ratoff	Director

* Joseph R. Robinson, Ph.D.	Director

By:	/s/ David A. Feste David A. Feste, Attorney-In-Fact

*	David A. Feste, pursuant to the Powers of Attorney executed by each of the directors above whose name is marked by a “*”, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the directors in the capacities in which the name of each appears above.

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

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ John M. Siebert

John M. Siebert, Chief Executive Officer

CERTIFICATIONS

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

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ David A. Feste

David A. Feste, Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. as of December 31, 2002 and 2001, and the related income statements, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota February 14, 2003

CIMA LABS INC.

BALANCE SHEETS

(in thousands, except per share data)

	As of December 31,

	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$26,102	$1,880

Available-for-sale securities	45,093	20,085

Trade accounts receivable, net of allowance of $100 and $58	14,621	8,963

Interest receivable	1,119	2,127

Inventories, net	4,082	3,771

Deferred taxes	3,790	700

Prepaid expenses	944	171

Total current assets	95,751	37,697

Other assets:

Available-for-sale securities	60,486	127,539

Lease deposits	—	45

Patents and trademarks, net	418	389

Deferred taxes	7,624	5,500

Total other assets	68,528	133,473

Property, plant and equipment:

Construction in progress	6,673	2,163

Equipment	27,076	19,588

Building and improvements	36,064	14,447

Land	2,059	658

Furniture and fixtures	1,547	635

	73,419	37,491

Less accumulated depreciation	(12,345)	(9,730)

	61,074	27,761

Total assets	$225,353	$198,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,755	$1,607

Accrued compensation	2,118	1,021

Other accrued expenses	637	751

Deferred revenue	542	775

Total current liabilities	12,052	4,154

Stockholders’ equity:

Convertible preferred stock, $0.01 par value:
5,000 shares authorized; none outstanding	—	—

Common stock, $0.01 par value:
60,000 shares authorized; 14,870 shares issued (including 619 treasury shares) and outstanding at December 31, 2002 and 14,739 shares issued (including 534 treasury shares) and outstanding at December 31, 2001	149	148

Additional paid-in capital	240,027	237,270

Accumulated deficit	(8,386)	(27,003)

Accumulated other comprehensive income	1,511	2,218

Treasury stock	(20,000)	(17,856)

Total stockholders’ equity	213,301	194,777

Total liabilities and stockholders’ equity	$225,353	$198,931

See accompanying notes.

CIMA LABS INC.

INCOME STATEMENTS
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Operating revenues:
Net sales	$23,391	$17,756	$13,407
Product development fees and licensing	11,496	8,867	8,817
Royalties	11,738	5,403	1,695

Total operating revenues	46,625	32,026	23,919

Operating expenses:
Costs of goods sold	18,797	16,001	12,410
Research and product development	10,869	6,385	4,958
Selling, general and administrative	7,166	5,090	3,880

Total operating expense	36,832	27,476	21,248

Other income (expense)
Investment income, net	6,511	10,335	2,172
Other income (expense)	(128)	(1)	(58)

	6,383	10,334	2,114

Income before cumulative effect of a change in accounting principle and income tax benefit	16,176	14,884	4,785
Cumulative effect of a change in accounting principle	—	—	(799)
Income tax benefit	2,441	104	—

Net income	$18,617	$14,988	$3,986

Net income per share:
Basic
Net income per share before cumulative effect of a change in accounting principle	$1.31	$1.03	$.43
Net per share from cumulative effect of a change in accounting principle	—	—	(.07)

Net income per basic share	$1.31	$1.03	$.36

Diluted
Net income per share before cumulative effect of a change in accounting principle	$1.28	$.97	$.39
Net per share from cumulative effect of a change in accounting principle	—	—	(.07)

Net income per diluted share	$1.28	$.97	$.32

Weighted average shares outstanding:
Basic	14,193	14,559	11,151
Diluted	14,599	15,503	12,385

Pro forma amounts assuming the accounting change were applied retroactively (unaudited):
Net income			$4,785
Net income per diluted share			$.39
Weighted average diluted shares			12,385

See accompanying notes

CIMA LABS INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities

Net income	$18,617	$14,988	$3,986

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,294	2,334	1,804

Income tax benefit of stock options exercised	1,983	5,634	—

Deferred income taxes	(5,214)	(6,200)	—

Gain on sale of investment securities	(923)	(1,425)	—

Loss on impairment of assets	—	—	375

Loss on disposal of property, plant, and equipment	155	—	—

Value of options granted in exchange for services	—	6	186

Cumulative effect of change in accounting principle	—	—	799

Changes in operating assets and liabilities:

Accounts receivable	(5,658)	(1,283)	(5,592)

Interest receivable	1,008	(1,156)	—

Inventories	(311)	(2,389)	1,391

Prepaid expenses	(728)	40	(154)

Accounts payable	7,148	631	(1,426)

Accrued expenses	983	287	256

Deferred revenue	(233)	700	(861)

Net cash provided by operating activities	20,121	12,167	764

Investing activities

Purchases of property, plant and equipment	(36,610)	(14,222)	(7,470)

Purchases of available-for-sale securities	(68,287)	(180,041)	(77,353)

Proceeds from sales of available-for-sale securities	110,548	107,491	5,919

Proceeds from sale of property, plant and equipment	—	—	15

Patents and trademarks	(181)	(262)	(157)

Net cash provided by (used in) investing activities	5,470	(87,034)	(79,046)

Financing activities

Proceeds from exercises of stock options	590	2,958	1,410

Purchases of treasury stock	(2,144)	(17,856)	—

Net proceeds from stock offerings	—	—	169,627

Issuance of common stock related to employee stock purchase plan	185	45	—

Proceeds from (repayment of) long term debt	—	—	(3,500)

Notes payable	—	—	(196)

Security deposits on leases	—	12	279

Payments on capital lease obligations	—	—	(231)

Net cash (used in) provided by financing activities	(1,369)	(14,841)	167,389

Increase (decrease) in cash and cash equivalents	24,222	(89,708)	89,107

Cash and cash equivalents at beginning of year	1,880	91,588	2,481

Cash and cash equivalents at end of year	$26,102	$1,880	$91,588

Supplemental disclosures of cash flow information

Income taxes paid	$509	$378	$32

Interest paid	—	—	205

See accompanying notes.

CIMA LABS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock

	Shares	Amount

Balance at Dec. 31, 1999	9,646	$97

Net income	—	—

Unrealized investment gain	—	—

Comprehensive income

Issuance of common stock in connection with a private placement, net of offering costs of $1,500	1,100	11

Issuance of common stock in connection with a public offering, net of offering costs of $10,483	3,197	32

Stock options exercised in connection with public offering	135	1

Stock options exercised	280	3

Value of options granted in exchange for services	—	—

Balance at Dec. 31, 2000	14,358	144

Net income	—	—

Unrealized investment gain	—	—

Comprehensive income

Stock options exercised	380	4

Issuance of common stock related to employee stock purchase plan	1	—

Treasury stock purchased	—	—

Income tax benefit of stock options exercised	—	—

Value of options granted in exchange for services	—	—

Balance at Dec. 31, 2001	14,739	148

Net income	—	—

Unrealized investment loss	—	—

Comprehensive income

Stock options exercised	120	1

Issuance of common stock related to employee stock purchase plan	11	—

Treasury stock purchased	—	—

Income tax benefit of stock options exercised	—	—

Balance at Dec. 31, 2002	14,870	$149

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Other
		Retained	Compre-
	Additional	Earnings	hensive
	Paid-In Capital	(Deficit)	Income

Balance at Dec. 31, 1999	$57,455	$(45,977)	$—

Net income	—	3,986	—

Unrealized investment gain	—	—	141

Comprehensive income

Issuance of common stock in connection with a private placement, net of offering costs of $1,500	19,389	—	—

Issuance of common stock in connection with a public offering, net of offering costs of $10,483	149,360	—	—

Stock options exercised in connection with public offering	834	—	—

Stock options exercised	1,407	—	—

Value of options granted in exchange for services	186	—	—

Balance at Dec. 31, 2000	228,631	(41,991)	141

Net income	—	14,988	—

Unrealized investment gain	—	—	2,077

Comprehensive income

Stock options exercised	2,954	—	—

Issuance of common stock related to employee stock purchase plan	45	—	—

Treasury stock purchased	—	—	—

Income tax benefit of stock options exercised	5,634	—	—

Value of options granted in exchange for services	6	—	—

Balance at Dec. 31, 2001	237,270	(27,003)	2,218

Net income	—	18,617	—

Unrealized investment loss	—	—	(707)

Comprehensive income

Stock options exercised	589	—	—

Issuance of common stock related to employee stock purchase plan	185	—	—

Treasury stock purchased	—	—	—

Income tax benefit of stock options exercised	1,983	—	—

Balance at Dec. 31, 2002	$240,027	$(8,386)	$1,511

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury
	Stock	Total

Balance at Dec. 31, 1999	$—	$11,575

Net income	—	3,986

Unrealized investment gain	—	141

Comprehensive income		4,127

Issuance of common stock in connection with a private placement, net of offering costs of $1,500	—	19,400

Issuance of common stock in connection with a public offering, net of offering costs of $10,483	—	149,392

Stock options exercised in connection with public offering	—	835

Stock options exercised	—	1,410

Value of options granted in exchange for services	—	186

Balance at Dec. 31, 2000	—	186,925

Net income	—	14,988

Unrealized investment gain	—	2,077

Comprehensive income		17,065

Stock options exercised	—	2,958
Issuance of common stock related to employee stock purchase plan	—	45

Treasury stock purchased	(17,856)	(17,856)

Income tax benefit of stock options exercised	—	5,634

Value of options granted in exchange for services	—	6

Balance at Dec. 31, 2001	(17,856)	194,777

Net income	—	18,617

Unrealized investment gain	—	(707)

Comprehensive income		17,910

Stock options exercised	—	590
Issuance of common stock related to employee stock purchase plan	—	185

Treasury stock purchased	(2,144)	(2,144)

Income tax benefit of stock options exercised	—	1,983

Balance at Dec. 31, 2002	$(20,000)	$213,301

See accompanying notes.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

1. BUSINESS ACTIVITY

     CIMA LABS INC. (the “Company”), a Delaware corporation, develops and manufactures fast dissolve and enhanced-absorption oral drug delivery systems. The Company operates within a single business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s leading proprietary fast dissolve technologies, allow an active drug ingredient, which is frequently taste-masked, to be formulated into a new, orally disintegrating dosage form that dissolves quickly in the mouth without chewing or the need for water. The Company is also developing enhanced oral drug delivery technologies and independently developing new products based on its oral drug delivery technologies. The Company enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. The Company currently manufactures six pharmaceutical brands incorporating its proprietary fast dissolve technologies. Revenues are comprised of three components: net sales of products it manufactures; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents

     The Company considers highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

     Available-for-sale securities

     The Company classifies its investments with maturities of over ninety days when purchased as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. Fair values of investments are based on quoted market prices, where available, and include accrued interest, if applicable. Dividend and interest income is recognized when earned. Gains and losses on securities sold are determined based on the specific identification method and are included in investment income. As of December 31, 2002, $60,486 of available-for-sale securities had remaining maturities of twelve to fifty-one months, while the balance, $45,093 had remaining maturities of less than twelve months.

     Patents and Trademarks

     Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. Accumulated amortization was approximately $444 at December 31, 2002 and $966 at December 31, 2001. The Company wrote off some fully amortized patents and trademarks in 2002. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from three to thirty-five years. Depreciation expense was approximately $3,142 in 2002; $2,203 in 2001; and $1,698 in 2000.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Inventories

     Inventories are valued at cost using the first-in first-out (FIFO) basis for inventory turn over and control. Inventories are shown net of reserves for obsolescence of approximately $320 at December 31, 2002, and $235 at December 31, 2001. Significant components of inventory as of December 31 are as follows:

	2002	2001

Finished Goods	$1,252	$112
Work-in-process	116	—
Raw Materials	2,714	3,659

Total Inventory	$4,082	$3,771

     Impairment of Long-Lived Assets

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. During the year ended December 31, 2000, the Company recognized approximately $375 of impairment losses on equipment no longer used in operations with an original cost of approximately $557, shown as other expense on the Income Statements. The cost and associated accumulated depreciation were removed from the equipment balances on the December 31, 2000 balance sheet.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from the Company’s business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion of milestones; from up-front product development license fees as fees are amortized over the expected development term of the proposed products; and from royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on the Company’s judgment regarding the fixed nature and collectibility of each source of revenue.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation

     At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for 2002 and 2001, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During 2000, the Company granted options to non-employee directors at a price below market and recognized compensation expense of $72. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), to stock-based compensation.

	Year Ended December 31,

	2002	2001	2000

Net income, as reported	$18,617	$14,988	$3,986
Add: Stock-based non-employee compensation expense included in reported net income	—	—	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,904)	(8,851)	(1,887)

Pro forma net income	$14,713	$6,137	$2,171

Net income per share:
Basic—as reported	$1.31	$1.03	$.36

Basic—pro forma	$1.04	$.42	$.19

Diluted—as reported	$1.28	$.97	$.32

Diluted—pro forma	$1.01	$.40	$.18

     Income Taxes

     Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities. A valuation reserve has been established to adjust the value of deferred income taxes. The carrying value of our net deferred tax assets assumes that the Company will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. The Company records a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development Costs

     All costs of research and development activities are expensed as incurred. Research and development activities are performed under collaborative agreements with pharmaceutical partners to adapt the Company’s fast dissolve technology to specific active drug ingredients. In addition, the Company incurs research and development expenses relating to the development of new oral drug delivery technologies and new pharmaceutical products based on our oral drug delivery technologies, which are not performed under a collaborative agreement. Revenues earned from activities performed pursuant to a collaborative agreement with a pharmaceutical company are reported as product development fees, licensing revenues and royalties in the Income Statements, and the related costs are expensed as incurred as research and development expense. These costs include salaries, building costs, utilities, depreciation on equipment used for research and development, and costs of outside contractors.

     Reclassifications

     Certain amounts presented in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

3. ADOPTION OF SAB 101

     The Company implemented SAB 101 in its second quarter ended on June 30, 2000, retroactive to January 1, 2000. The Company reported a charge to earnings of $799 for the cumulative effect of a change in accounting principle, which is included in income for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before cumulative effect of the change in accounting principle by $724 or $0.06 per diluted share. The pro forma amounts presented in the Income Statements were calculated assuming the accounting change was made retroactive to prior periods. For the year ended December 31, 2000, the Company recognized $799 in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the year ended December 31, 2000 was to increase income by $799.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

4. NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period.

	Year Ended December 31,

	2002	2001	2000

Numerator:
Net income	$18,617	$14,988	$3,986

Denominator:
Denominator for basic net income per share – weighted average shares outstanding	14,193	14,559	11,151
Effect of dilutive stock options	406	944	1,234

Denominator for diluted net income per share – weighted average shares outstanding	$14,599	$15,503	$12,385

Basic net income per share	$1.31	$1.03	$.36

Diluted net income per share	$1.28	$.97	$.32

5. AVAILABLE-FOR-SALE SECURITIES

     The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of December 31, 2002 and 2001, the amortized cost and fair value of available-for-sale securities, all of which have contractual maturities of fifty-one months or less, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2002
Asset-backed securities	$35,230	$447	$—	$35,677
Corporate bonds and notes	54,311	915	16	55,210
Non-US corporate obligations	8,997	64	1	9,060
U.S. government securities	5,530	102	—	5,632

	$104,068	$1,528	$17	$105,579

As of December 31, 2001
Asset-backed securities	$30,476	$378	$14	$30,840
Corporate bonds and notes	85,771	1,372	53	87,090
Euro notes	14,392	537	—	14,929
Floating rate notes	12,696	17	—	12,713
U.S. government securities	2,071	—	19	2,052

	$145,406	$2,304	$86	$147,624

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

6. INCOME TAXES

     The Company’s deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management believes that it is more likely than not that future taxable income will be sufficient to realize a portion of the tax benefit from future deductible temporary differences and net operating loss carryforwards. Significant components of deferred income taxes as of December 31 are as follows:

	2002	2001

Deferred assets:

Net operating loss	$16,024	$20,889

Research tax credit	1,176	723

Foreign tax credit	972	337

Accrued vacation	237	185

Inventory reserve	130	95

Deferred revenue	220	314

Other	203	64

	18,962	22,607

Deferred liability:

Depreciation and amortization	1,140	179

Other	—	1

	1,140	180

Net deferred income tax asset	17,822	22,427

Valuation allowance	(6,408)	(16,227)

Net deferred income tax asset	$11,414	$6,200

     The income tax benefit consisted of the following for the years ended December 31:

	2002	2001	2000

Current tax provision (benefit):

Federal	$2,132	$5,077	$—

State	641	2,042	—

	2,773	7,119	—

Deferred tax provision (benefit):

Federal	3,869	(860)	(1,927)

State	736	(163)	(367)

	4,605	(1,023)	(2,294)

Valuation allowance	(9,819)	(6,200)	2,294

Total tax provision (benefit)	$(2,441)	$(104)	$—

The Company utilized net operating loss carryforwards of $13,300 in 2002 reducing the current tax provision by $4,865.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

6. INCOME TAXES (Continued)

     The reconciliation between the statutory federal income tax rate of 34% and the effective rate of income tax expense for the years ended December 31:

	2002	2001	2000

Statutory federal income tax rate	34%	34%	34%

Increase (decrease) in taxes resulting from:

Change in valuation allowance	(26)	(42)	(40)

Utilization of net operating loss carryforward	(30)

State taxes	7	7	6

Effective income tax rate	(15%)	(1%)	—%

     The Company’s net operating loss carryforwards, foreign tax credits, and research tax credits of approximately $40,700, $972, and $1,176, respectively, may be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules. The net operating loss, foreign tax credit, and research tax credit carryforwards expire in the years 2008 to 2021, the years 2005 to 2007, and the years 2003 to 2017, respectively.

7. STOCK OPTIONS AND PURCHASE PLANS

     Stock Options

     The Company has equity and stock incentive plans (the “Equity Plans”) under which options to purchase up to 4,150 shares of common stock may be granted to employees, directors, consultants and others. The Compensation Committee, established by the Board of Directors, establishes the terms and conditions of all stock option grants, subject to the terms and conditions of the Equity Plans and applicable provisions of the Internal Revenue Code. The options expire ten years from the date of grant and are usually exercisable in annual increments ranging from 25% to 33% beginning one year after the date of grant.

     The Company also has stock option plans for directors (the “Directors’ Plans”), which through October 4, 2001, permitted option grants to non-employee directors of the Company. On October 4, 2001, the Board discontinued the Directors’ Plans and since that date, options issued to non-employee directors have been made under the Equity Plans.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

7. STOCK OPTIONS AND PURCHASE PLANS (Continued)

     Shares available for grants and options granted under the Equity Plans are as follows:

					Weighted Average
					Exercise Price
	Shares Available	Incentive Stock	Non-Qualified Stock	Total	Per
	for Grant	Options	Options	Outstanding	Share

Balance at Dec. 31, 1999	417	860	588	1,448	$5.47
Granted	(457)	148	309	457	24.98
Forfeited	225	(120)	(105)	(225)	4.90
Exercised	—	(246)	(143)	(389)	5.28

Balance at Dec. 31, 2000	185	642	649	1,291	12.53
Granted	(797)	203	594	797	60.98
Reserved	1,500	—	—	—
Forfeited	149	(65)	(84)	(149)	42.98
Exercised	—	(101)	(94)	(195)	6.48

Balance at Dec. 31, 2001	1,037	679	1,065	1,744	32.73
Granted	(351)	142	209	351	24.58
Forfeited	444	(84)	(360)	(444)	56.35
Exercised	—	(114)	—	(114)	5.07

Balance at Dec. 31, 2002	1,130	623	914	1,537	$26.21

Exercisable:
December 31, 2000				507	$5.62
December 31, 2001				488	$8.97
December 31, 2002				761	$18.62

     The following table summarizes information about option granted under the Equity Plans that were outstanding at December 31, 2002:

Weighted Average	Weighted
Range of	Remaining	Weighted Average	Number Exercisable	Average
Exercise Prices	Number Outstanding	Contractual Life	Outstanding Price	at 12/31/02	Exercise Price

$2.625-$5.00	231	5.1 years	$4.02	219	$4.09
5.01-8.00	191	4.6 years	6.55	187	6.56
8.01-19.00	171	7.2 years	13.90	117	13.43
19.01-21.00	173	8.2 years	19.98	33	20.25
21.01-26.00	152	8.2 years	23.76	53	24.19
26.01-34.00	223	9.3 years	27.01	11	27.23
34.01-54.00	131	8.2 years	42.49	39	42.12
54.01-77.00	265	8.4 years	64.41	102	64.89

$2.625	-	$77.00	1,537	7.4 years	$26.21	761	$18.62

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

7. STOCK OPTIONS AND PURCHASE PLANS (Continued)

Shares available for grants and options granted under the Directors’ Plans are as follows:

			Weighted Average
	Shares Available	Non-Qualified Stock	Exercise Price Per
	for Grant	Options	Share

Balance at Dec. 31, 1999	73	331	$6.10
Granted	(29)	29	16.42
Exercised	—	(26)	7.39

Balance at Dec. 31, 2000	44	334	6.88
Reduction in shares available	(21)	—	—
Granted	(23)	23	66.90
Exercised	—	(185)	9.17

Balance at Dec. 31, 2001	—	172	12.31
Exercised	—	(6)	1.75

Balance at Dec. 31, 2002	—	166	$12.70

     The following table summarizes information about options granted under the Directors’ Plans that were outstanding at December 31, 2002:

		Weighted Average
Range of		Remaining	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices	Number Outstanding	Contractual Life	Outstanding Price	at 12/31/02	Exercise Price

$1.083-$2.00	35	5.7 years	$1.28	35	$1.28
2.01-4.00	45	5.9 years	3.50	45	3.50
4.01-5.00	29	3.5 years	4.79	29	4.79
5.01-10.00	35	2.8 years	7.61	35	7.61
10.01-66.90	22	8.4 years	66.90	22	66.90

$1.083-$66.90	166	5.1 years	$12.70	166	$12.70

     Options outstanding under the Equity Plans and Directors’ Plans expire at various dates during the period from March 2004 through September 2012. The weighted average fair values of options granted at market during the years ended December 31, 2002, 2001, and 2000 were $15.98, $51.25, and $15.85, respectively. Shares granted at prices other than market in the year ended December 31, 2000, had a fair value of $15.23, and an exercise price of $4.95.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

     7.     STOCK OPTIONS AND PURCHASE PLANS (Continued)

     Pro forma information regarding net income and income per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000 respectively; risk-free interest rates of 4.31%, 5.54%, and 6.50%; volatility factor of the expected market price of the Company’s common stock of .705, .763, and .707; and a weighted-average expected life of the option of 6, 10 and 5 years.

     In management’s opinion, the model does not necessarily provide a reliable measure of the fair value of the Company’s stock options because the Company’s stock options have characteristics significantly different from those of traded options, including limits on transferability and vesting restrictions, and because changes in the subjective input assumptions can materially affect the fair value estimates. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions.

     Stock Purchase Plan

     Effective August 1, 2001, the Company adopted an Employee Stock Purchase Plan to provide employees an opportunity to purchase shares of its common stock through accumulated payroll deductions. Under the plan, employees purchase shares of common stock, subject to certain limitations, at 85% of the fair market value of shares on the quarterly enrollment or exercise date, whichever is lower. A total of 200 shares were made available for purchase under the plan. During 2002, 11 shares were issued at an average price of $17.72 per share and 189 shares remained available at December 31, 2002.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

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

     The 401(k) expense for the years ended December 31, 2002, 2001 and 2000 was $168, $83, and $68, respectively.

9. COMMITMENTS

     The Company has future commitments for the purchase of production equipment and remodeling of facilities at December 31, 2002, of approximately $13,600.

10. SEGMENT INFORMATION – MAJOR CUSTOMERS AND GEOGRAPHIC

     The Company operates within a single segment: the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products utilizing the Company’s proprietary fast dissolve technologies; product development fees and licensing revenues for development activities conducted by the Company through collaborative agreements with pharmaceutical companies; and royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company.

     Revenues as a percentage of total revenues from major customers are as follows:

	For the Year Ended December 31,

	2002	2001	2000

Wyeth (formerly, American Home Products)	10%	1%	7%
AstraZeneca	19	22	13
Organon	32	25	33
Novartis	13	33	36
Schwarz Pharma	18	8	6
Other	8	11	5

Total	100%	100%	100%

     Trade accounts receivable at December 31, 2002 of approximately $14,621 were comprised primarily of the following customers: Wyeth (31%), Organon (21%), AstraZeneca (15%), and Schwarz Pharma (13%).

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

10. SEGMENT INFORMATION – MAJOR CUSTOMERS AND GEOGRAPHIC (Continued)

     All of the Company’s assets and operations are located in the U.S. While the Company does not directly conduct its activities outside the U.S., it considers international revenues to be those arising from shipments ultimately destined for non-U.S. end-users and revenues from royalties generated by non-U.S. sales by partners.

	Year Ended December 31,

	2002	2001	2000

Operating revenues by source:
U.S.	$35,425	$26,540	$21,292
International	11,200	5,486	2,627

Total operating revenues	$46,625	$32,026	$23,919

11. QUARTERLY FINANCIAL DATA – UNAUDITED

For the three months ended	March 31	June 30	September 30	December 31

2002
Total operating revenues	$8,383	$10,200	$12,541	$15,501
Cost of goods sold	3,356	3,812	4,997	6,632
Total operating expenses	3,529	4,431	5,227	4,849
Other income, net	1,907	2,210	2,066	2,642

Net income	$3,405	$4,167	$4,383	$6,662

Per share amounts:
Basic — Net income per share	$.24	$.29	$.31	$.47

Diluted — Net income per share	$.23	$.28	$.30	$.47

Range of closing stock prices on NASDAQ	$19.60 - $35.45	$18.94 - $28.60	$16.06 - $25.15	$22.10 - $28.58
2001
Total operating revenues	$5,956	$8,059	$8,817	$9,193
Cost of goods sold	2,601	4,117	4,930	4,353
Total operating expenses	2,604	2,674	2,769	3,427
Other income, net	2,425	2,226	2,724	3,063

Net income	$3,176	$3,494	$3,842	$4,476

Per share amounts:
Basic — Net income per share	$.22	$.24	$.26	$.31

Diluted — Net income per share	$.20	$.22	$.24	$.29

Range of closing stock prices on NASDAQ	$46.75 - $73.38	$43.05 - $85.75	$47.97 - $81.35	$30.05 - $62.40

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

12. QUARTERLY FINANCIAL DATA — UNAUDITED (Continued)

The following table reconciles previously reported quarterly net income per diluted share to quarterly pro forma net income per diluted share for the reported quarters of 2002 and 2001. Pro forma net income is calculated by applying a normalized tax rate of 40% to the Company’s reported pre tax income for the quarter.

	For the three months ended				Year ended

	March 31	June 30	September 30	December 31	December 31

2002
Net income per diluted share — As reported	$0.23	$0.28	$0.30	$0.47	$1.28
Adjust for:
Normalized tax rate of 40%	(0.10)	(0.12)	(0.15)	(0.25)	(0.62)

Net income per diluted share — Pro forma, fully taxed @ 40%	$0.13	$0.16	$0.15	$0.22	$0.66

2001
Net income per diluted share — As reported	$0.20	$0.22	$0.24	$0.29	$0.97
Adjust for:
Normalized tax rate of 40%	(0.08)	(0.08)	(0.09)	(0.13)	(0.39)

Net income per diluted share — Pro forma, fully taxed @ 40%	$0.12	$0.14	$0.15	$0.16	$0.58

CIMA LABS INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
             (all amounts in thousands)

	Balance at	Additions
	Beginning of	Charged to Costs	Less	Balance at End of
	Year	and Expenses	Deductions	Year

Description
Year ended December 31, 2002:
Reserves and allowance deducted
From asset accounts:
Allowance for doubtful accounts	$58	$50	$(8)	$100
Obsolescence reserve	235	372	(287)	320

Total	$293	$422	$(295)	$420

Year ended December 31, 2001:
Reserves and allowance deducted
From asset accounts:
Allowance for doubtful accounts	$0	$58	$0	$58
Obsolescence reserve	225	302	(292)	235

Total	$225	$360	$(292)	$293

Year ended December 31, 2000:
Reserves and allowance deducted
From asset accounts:
Allowance for doubtful accounts	$36	$(11)	$(25)	$0
Obsolescence reserve	536	375	(686)	225

Total	$572	$364	$(711)	$225