Form 10-Q
period 2003-03-31
CIMA LABS INC
filed 2003-05-13
CIK 833298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-24424

CIMA LABS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1569769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN 55344-9361	(952) 947-8700
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

     Yes   X                No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,315,255

(Class)	(Outstanding at April 30, 2003)

INDEX
CIMA LABS INC.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheets — March 31, 2003 and December 31, 2002	3

Income Statements — Three months ended March 31, 2003 and March 31, 2002	4

Statements of Cash Flows — Three months ended March 31, 2003 and March 31, 2002	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risks	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Items 2, 3, 4 and 5 have been omitted since all items are inapplicable or answers are negative

Item 1. Legal Proceedings	23

Item 6. Exhibits and Reports on Form 8-K	23
Signature and Certifications	25
Exhibit Index	27

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CIMA LABS INC.
Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2003	2002
	(Unaudited)	(See note)

Assets
Current assets:
Cash and cash equivalents	$31,178	$26,102
Available-for-sale securities	40,413	45,093
Trade accounts receivable, net	13,427	14,621
Interest receivable	1,137	1,119
Inventories, net	4,764	4,082
Deferred taxes	3,790	3,790
Prepaid expenses and other assets	1,034	944

Total current assets	95,743	95,751

Other assets:
Available-for-sale securities	61,365	60,486
All other, net	6,530	8,042

Total other assets	67,895	68,528

Property and equipment:
Property, plant and equipment	80,913	73,419
Accumulated depreciation	(13,416)	(12,345)

	67,497	61,074

Total assets	$231,135	$225,353

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,759	$8,755
Accrued compensation	1,137	2,118
Accrued expenses	897	637
Deferred revenue	400	542

Total current liabilities	14,193	12,052

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized; 14,928 and 14,870 shares issued and outstanding (including 619 and 619 treasury shares), respectively	149	149
Additional paid-in capital	240,409	240,027
Accumulated deficit	(5,229)	(8,386)
Accumulated other comprehensive income	1,613	1,511
Treasury stock	(20,000)	(20,000)

Total stockholders’ equity	216,942	213,301

Total liabilities and stockholders’ equity	$231,135	$225,353

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CIMA LABS INC.
Income Statements
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	March 31,

	2003	2002

Operating revenues:
Net sales	$10,068	$4,238
Product development fees and licensing	1,603	2,307
Royalties	5,002	1,838

	16,673	8,383

Operating expenses:
Cost of goods sold	7,768	3,285
Research and product development	2,507	2,010
Selling, general and administrative	2,534	1,590

	12,809	6,885

Operating income	3,864	1,498

Other income:
Investment income	1,023	1,736
Other income (expense)	43	3

	1,066	1,739

Income before provision for income taxes	4,930	3,237
Provision for income taxes (benefit)	1,772	(168)

Net income	$3,158	$3,405

Net income per share:
Basic	$.22	$.24
Diluted	$.22	$.23

Weighted average shares outstanding:
Basic	14,282	14,159
Diluted	14,636	14,655

See accompanying notes.

CIMA LABS INC.
Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net income	$3,158	$3,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111	650
Income tax benefit of stock options exercised	48	26
Deferred income taxes	1,504	(330)
Gain on sale of investment securities	—	(88)
Changes in operating assets and liabilities:
Accounts receivable	1,194	1,088
Interest receivable	(18)	439
Inventories	(682)	53
Prepaid expenses and other assets	83	(399)
Accounts payable	3,004	(759)
Accrued expenses and other	(721)	(134)
Deferred revenue	(142)	(276)

Net cash provided by operating activities	8,539	3,675

Investing activities:
Purchases of property, plant and equipment	(7,494)	(7,307)
Patents and trademarks	(31)	(35)
Purchases of available-for-sale securities	(10,454)	(9,026)
Proceeds from sales of available-for-sale securities	14,182	22,196

Net cash (used in) provided by investing activities	(3,797)	5,828

Financing activities:
Proceeds from exercises of stock options	290	119
Purchases of treasury stock	—	(2,144)
Issuance of common stock related to employee stock purchase plan	44	50

Net cash provided by (used in) financing activities	334	(1,975)

Increase in cash and cash equivalents	5,076	7,528
Cash and cash equivalents at beginning of period	26,102	1,880

Cash and cash equivalents at end of period	$31,178	$9,408

See accompanying notes

CIMA LABS INC.
Notes to Financial Statements
 (Unaudited)
(in thousands, except per share data)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Cash Equivalents and Investments
The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of March 31, 2003, the amortized cost and estimated market value of available-for-sale securities, all of which have contractual maturities of four years or less, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of March 31, 2003:
Asset backed securities	$34,547	$450	$5	$34,992
Corporate bonds and notes	50,588	831	22	51,397
Non-US corporate obligations	4,213	62	—	4,275
U.S. government securities	10,991	123	—	11,114

Totals — March 31, 2003	$100,339	$1,466	$27	$101,778

As of December 31, 2002:
Asset backed securities	$35,230	$447	$—	$35,677
Corporate bonds and notes	54,311	915	16	55,210
Non-US corporate obligations	8,997	64	1	9,060
U.S. government securities	5,530	102	—	5,632

Totals — December 31, 2002	$104,068	$1,528	$17	$105,579

4.	Stock based compensation
Under the requirements of FASB Statement No 148, Accounting for Stock based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of that statement to stock based compensation:

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income, as reported	$3,158	$3,405
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	843	1,890

Pro forma net income	$2,315	$1,515

Net income per share:
Basic-as reported	$.22	$.24
Basic-pro forma	$.16	$.11
Diluted-as reported	$.22	$.23
Diluted-pro forma	$.16	$.10

5.	Income Per Share Income per share for the three months ended March 31, 2003 and 2002 are summarized in the following table:

	Three Months Ended

	March 31, 2003	March 31, 2002

Numerator:
Net income	$3,158	$3,405

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	14,282	14,159
Effect of dilutive stock options	354	496

Denominator for diluted earnings per share — weighted average shares outstanding	14,636	14,655

Basic earnings per share	$.22	$.24
Diluted earnings per share	$.22	$.23

6.	Comprehensive Income Comprehensive income consists of net income, fair value of forward contracts and net unrealized losses on available-for-sale securities.

	Three Months Ended

	March 31, 2003	March 31, 2002

Net income	$3,158	$3,405
Fair value of forward contracts	173	—
Unrealized (loss) on available- for-sale securities	(72)	(1,027)

Total comprehensive income	$3,259	$2,378

7.	Inventories Inventories are stated at the lower of cost (first in, first out) or fair market value.

	March 31, 2003	December 31, 2002

Raw materials	$4,026	$2,714
Work in process	190	116
Finished products	548	1,252

	$4,764	$4,082

8.	Tax Expense
Provisions for income taxes for the three-month period ended March 31, 2003, reflect provisions for U.S. federal and state income taxes. At December 31, 2002, the Company had a valuation reserve of $6,408 resulting in a net deferred tax asset of $11,414. As of March 31, 2003, the Company had a valuation reserve of $6,208 resulting in a net deferred tax asset of $9,910.

9.	Segment Information — Major Customers
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

Revenues as a percentage of total revenues from major customers are as follows:

	Three Months Ended

	March 31, 2003		March 31, 2002

AstraZeneca	$2,901	17%	$1,851	22%
Novartis	1,246	8	1,438	17
Organon	5,614	34	2,502	30
Schwarz Pharma	1,918	12	1,532	18
Wyeth	4,576	27	—	—
Other	418	2	1,060	13

Total	$16,673	100%	$8,383	100%

Trade accounts receivable at March 31, 2003 of approximately $13,427 were comprised primarily of the following customers: Organon (36%), Wyeth (23%), AstraZeneca (19%), Schwarz (8%), and Novartis (8%).

All of the Company’s assets and operations are located in the U.S. While the Company does not directly conduct its activities outside the U.S., it considers international revenues to be those arising from shipments ultimately destined for non-U.S. end-users and revenues from royalties generated by non-U.S. sales by partners.

	Three Months Ended

	March 31, 2003	March 31, 2002

Operating revenues by source:
U.S	$10,774	$6,857
International	5,899	1,526

Total operating revenues	$16,673	$8,383

10.	Reclassifications
Certain amounts presented in the 2002 financial statements have been reclassified in order to conform to the 2003 presentation. These reclassifications have no impact on the net income or shareholders’ equity as previously reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make many statements in this Quarterly Report on Form 10-Q under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, that are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend, plan and other similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss under the heading “Factors That Could Affect Future Results” and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

These forward-looking statements include statements relating to the expected growth in operating revenues for 2003; the expected increases of gross profits and gross profit margins; the expected decrease in other income; the timing for recognition of our remaining tax benefits; the timing for completion of improvements to our Brooklyn Park R&D center, including the construction and operation of a second site for manufacturing; future expense levels; the timing of availability and expected mix of products; expected demand for products using our technologies; the adequacy of our production capacity, including plans to expand our capacity; the adequacy of our cash and cash reserves; and future research and development activities and funding relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv fast dissolve technologies. We currently manufacture six pharmaceutical brands utilizing our fast dissolve technologies: three prescription and three over-the-counter (“OTC”) brands. The three prescription products are AstraZeneca’s Zomig-ZMT and its equivalent for non-U.S. markets, Remeron SolTab for Organon, and NuLev for Schwarz Pharma. The OTC products are Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, and Alavert for Wyeth; We are also currently developing other oral drug delivery technologies for ourselves and for others. We operate within a single business segment, the development and manufacture of fast dissolve and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies using our proprietary fast dissolve technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us.

Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand by consumers for the products we produce, new product introductions, the seasonal nature of some of the products we produce to treat seasonal ailments, pharmaceutical company ordering patterns and our production schedules. Revenues from product development fees and licensing revenue will fluctuate depending on, among other factors, the number of new collaborative agreements that we enter into, the number and timing of product development milestones that we achieve under our collaborative agreements, and the level of our development activity conducted for pharmaceutical companies.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements.” SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion of milestones; from up-front product development license fees as fees are recognized ratably over the expected development term of the proposed products; and from royalties on the sales of products that we manufacture, which are sold by pharmaceutical companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue. Revenue recognized for any reporting period could be adversely affected should changes in conditions cause us to determine that these criteria are not met for certain future transactions.

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. At December 31, 2002, the Company had a valuation reserve of $6,408 resulting in a net deferred tax asset of $11,414. As of March 31, 2003, the Company had a valuation reserve of $6,208 resulting in a net deferred tax asset of $9,910.

Results of Operations

Three Month Periods Ended March 31, 2003 and 2002

Components of revenue, expenses, and net income as a percentage of total operating revenue for the three month periods ended March 31 were as follows:

	Three Months Ended

	March 31, 2003	March 31, 2002

Net sales	60%	50%
Product development fees & licensing revenues	10%	28%
Royalty revenues	30%	22%
Cost of goods sold	47%	39%
Research & product development expenses	15%	24%
Selling, general & administrative expenses	15%	19%
Operating income	23%	18%
Net income*	19%	41%

*	Net income for the three months ended March 31, 2003 reflected a tax expense provision of $1.8 million; whereas net income for the three months ended March 31, 2002 reflected a tax benefit of $168,000.

Operating Revenues. Total operating revenues for the first quarter ended March 31, 2003 were $16.7 million, an increase of $8.3 million, or 99%, over the same period in 2002. The first quarter increases in total operating revenues resulted from increases in two out of three of our revenue components: revenues from the sales of products we manufacture and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us. The third source of our revenues, product development fees and licensing revenue, declined from the first quarter of 2002.

Revenues from net sales of products we manufacture in the first quarter of 2003 were $10.1 million, an increase of $5.8 million, or 138%, over the same period of 2002. The increases were primarily due to production support for the launch of Alavert by Wyeth, higher manufacturing volumes of Remeron SolTab for Organon and Nulev for Schwarz Pharma, partially offset by lower sales of Triaminic Softchews for Novartis and Zomig-ZMT and its equivalent products for AstraZeneca. For the full year 2003, we expect revenues from net sales of products we manufacture to increase more than 70%. Sales of branded prescription products increased and represented 56% of our total product sales in the first quarter of 2003, compared with 72% the first quarter of 2002. Over-the-counter product sales increased and accounted for 44% of total product sales compared with 28% in the first three months of last year. We expect similar relative contributions of prescription and over-the-counter shipments for the full year 2003, although they may vary by quarter.

Revenues from product development fees and licensing were $1.6 million in the first quarter of 2003, a decrease of $704,000, or 31%, from the same period of 2002. This decrease resulted from a maturing of certain agreements for proposed new products, including our achievement of certain milestones under existing agreements. The timing of development and licensing fees can vary based on the nature and scope of the activities being performed. We are actively pursuing new development agreements while increasing efforts in support of our proprietary compounds. Revenues from product development fees and licensing included amortization of deferred revenue of $142,000 in the first quarter of 2003, compared to $76,000 in the same period of 2002. For 2003, we expect combined revenues attributable to product development fees and licensing revenues to range from somewhat less than to approximating full-year 2002 levels.

Revenues from royalties were $5.0 million in the first quarter of 2003, an increase of $3.2 million or 172% over the same quarter of 2002. The increase was due primarily to increased end-customer sales by Organon of Remeron SolTab, AstraZeneca of Zomig Rapimelt (the non-U.S. equivalent of Zomig-ZMT) in Europe and Zomig-ZMT in the United States, and the introduction by Wyeth of Alavert in the fourth quarter of 2002. For 2003, we expect royalties to increase by 60% to 90% from 2002 levels.

Cost of goods sold. Cost of goods sold was $7.8 million in the first quarter of 2003 compared to $3.3 million for the same period of 2002. These increases were primarily due to additional labor and materials related to higher production volumes over the same periods in 2002. For 2003, we expect cost of goods sold to increase from 2002 levels in terms of dollar amount, but decrease as a percentage of net sales.

Gross profit on product sales was $2.3 million in the first quarter of 2003, compared to $953,000 in the same period of 2002. Gross margins on product sales were 22.8% and 22.5% of total product sales in the first quarter of 2003 and 2002, respectively. For the full year of 2003, we expect gross profits on product sales to increase from 2002 levels in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $2.5 million in the first quarter of 2003, an increase of $497,000, or 25%, over the same period of 2002. This increase was due primarily to additional staffing, development activity for our proprietary products, including OraVescent fentanyl, and infrastructure investments. For 2003, we expect research and product development expenses to increase by 20% to 25% from 2002 levels due to development work for our collaborative pharmaceutical company partners, as well as increased development efforts related to our proprietary products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.5 million in the first quarter of 2003, an increase of $944,000, or 59%, over the first quarter of 2002. This increase was due primarily to costs associated with increased professional staffing. For 2003, we expect selling, general and administrative expenses to increase by more than 40% from 2002 levels due to management transition costs, costs to comply with the Sarbanes-Oxley Act, and our continued investment in people and systems to support our anticipated growth.

Other income (expense). Other income was $1.1 million in the first quarter of 2003, a decrease of $674,000 from the first three months of 2002. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The decrease from 2002 levels was due primarily to lower interest rates on our investments and lower levels of cash available for investment. For 2003, we expect other income to decrease by 20% to 25% from 2002 levels due to lower interest rates and expected capital expenditures which will reduce the level of cash available for investment.

Provision for income tax benefits. For the first quarter since turning profitable in the fourth quarter of 1999, we have reported a provision for income tax expense on our income statement. The provision for income tax expense for the quarter ended March 31, 2003 was $1.8 million, compared with a tax benefit of $168,000 recognized in the first quarter of 2002. We did recognize approximately $200,000 of U.S. tax credits related to the utilization of net operating loss carryforwards from the years when we were not profitable. Without these credits, our cumulative tax expense since turning profitable would have been approximately $17.2 million, based on an effective tax rate of 40%. We expect to recognize our remaining tax benefits of approximately $1.8 million during 2003.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing revenues, and royalties.

Working capital decreased from $83.7 million at December 31, 2002 to $81.6 million at March 31, 2003, primarily due to an increase in accounts payable reflecting facilities expansion and higher production levels. Cash and available-for-sale securities, including both current and non-current securities, were $133.0 million at March 31, 2003, essentially unchanged compared to $131.7 million at December 31, 2002. Capital expenditures during the first quarter of 2003 totaled $7.5 million. These expenditures were essentially funded by cash generated from operating activities. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During 2003, we plan to spend approximately $25 to $30 million, exclusive of potential capital expenditures to add capacity for the manufacture of products containing potent substances, to complete various improvement projects at our Eden Prairie manufacturing facility and our Brooklyn Park R&D center. These projects include: the replacement or addition of a production line in Eden Prairie for fast dissolve product requiring blister packaging in response to the increased demand by our pharmaceutical company partners for manufactured products; and the establishment of a second manufacturing site in our Brooklyn Park facility to provide bottling production capabilities. We expect the Brooklyn Park manufacturing site to be operational in late 2003. In addition, we expect to fund additional product development activities related to our OraVescent technology, which may include adding capacity for the manufacture of products containing potent substances, and to develop proprietary products using our OraSolv and DuraSolv technologies. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

The Loss Of One Of Our Top Four Major Customers Could Reduce Our Revenues Significantly.
Revenues from AstraZeneca, Organon, Schwarz Pharma, and Wyeth together represented approximately 90% of our total operating revenues for the quarter ended March 31, 2003, compared to 70% for the corresponding period in 2002. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for a significant portion of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

For the year ended December 31, 2002, net sales from manufacturing and royalties from our partners’ sales of our top three products accounted for approximately 60% of our operating revenues. For the three months ended March 31, 2003, net sales from manufacturing and royalties from our partners’ sales of our top four products accounted for approximately 78% of our total operating revenues. Our top three products are AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Organon’s Remeron SolTab and its equivalent for markets outside the U.S., and Wyeth’s Alavert. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of Remeron SolTab and its non-U.S. equivalents, Zomig-ZMT and its non-U.S. equivalents, and Alavert:

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

We face additional risks related to our collaborative agreements, including the risks that:

•	any existing or future collaborative agreements may not result in additional commercial products;

•	additional commercial products that we develop may not be successful;

•	we may not be able to meet the milestones established in our current or future collaborative agreements;

•	we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners; and

•	our pharmaceutical company partners may exercise their rights to terminate their collaborative agreements with us.

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products, And We May Lose Revenues.
We must increase our production capacity to meet expected demand for our products. We currently have two production lines for product requiring blister packaging, which collectively have an estimated annualized production capacity in excess of 500 million tablets. In 2003, we plan to add a third production line, which is expected to be completed and commissioned in the first half of 2004. We also are installing a production line for bottled product at our Brooklyn Park facility, which is expected to be completed and commissioned in the fourth quarter of 2003. We estimate that our total annualized capacity for the two production lines in Eden Prairie will increase from approximately 500 million to approximately 1.0 billion tablets if we add the new production line to our two existing production lines. The estimated total annualized capacity of the production line in Brooklyn Park will be approximately 700 million bottled tablets. If we are unable to increase our production capacity as scheduled or if our partners significantly increase their requirements for product deliveries prior to completing the scheduled increases in capacity, we may be required to allocate our production capacity until we have completed these capacity improvements. If this should happen, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.
Our operating revenues increased 99% in the first quarter of 2003, 46% in the year ended December 31, 2002, and 34% in the year ended December 31, 2001, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

Sales Of Our Pharmaceutical Company Partners’ Products May Decline As A Result Of Competition From Generic Prescription Products And Regulatory Actions That Could Switch A Prescription Product To An Over-The-Counter Product, Which May Result In A Decline In Our Revenues And Profitability.
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

In January 2002, Mylan Laboratories and Teva Pharmaceutical Industries announced that they received tentative approval from the FDA to sell mirtazapine tablets, which are expected to be generic substitutes for Organon’s Remeron standard tablets. We developed and manufacture an OraSolv formulation of Remeron, Remeron SolTab, for Organon. In March 2002, Akzo Nobel NV, Organon’s parent company, reported that Organon sued seven generic pharmaceutical companies, including Teva and Mylan, for the infringement of Organon’s U.S. patent for Remeron (mirtazapine standard tablets). In May 2002, Organon announced that it sued Barr Laboratories, Inc. for infringing its U.S. patent for Remeron SolTab (mirtazapine orally disintegrating tablets). On December 18, 2002, a federal district court ruled that the generic version of mirtazapine developed by Teva did not infringe Organon’s patent covering Remeron. Teva launched its generic form of mirtazapine in the U.S. market in 2003. We expect other generic manufacturers, including Mylan Laboratories, to launch their generic versions of mirtazapine, subject to FDA approval, after Teva’s 180 day marketing exclusivity period expires. In addition, the U.S. market launch of generic orally disintegrating mirtazapine tablets developed by Barr Laboratories is expected to occur after it receives FDA approval. Although Organon has appealed this court’s ruling, it is unlikely that the appeals court will reverse or delay the trial court’s ruling. Organon’s market for Remeron SolTab may be affected negatively by the introduction of generic versions of standard or orally disintegrating mirtazapine tablets. The introduction of these generic tablets could be expected to lower Organon’s pricing for Remeron. Due to the large number of variables and high degree of uncertainty, we are unable to predict the timing of the market introduction of a generic orally disintegrating mirtazapine tablet or the effect that the introduction of generic mirtazapine may have on our business.

On January 15, 2003, KV Pharmaceutical Company announced that it will begin marketing the first product utilizing its OraQuick fast dissolve technology. Hyoscyamine Sulfate Orally Disintegrating Tablets, 0.125 mg, is a prescription anticholinergic/antispasmodic product. This product is expected to be equivalent to and substitutable for NuLev, which we developed and manufacture for Schwarz Pharma. The timing of KV Pharmaceutical’s market launch of the fast dissolve prescription anticholinergic/antispasmodic product is unknown. Due to the large number of variables, we are unable to predict the effect of such a product introduction by KV Pharmaceutical on our business. For details regarding a lawsuit between KV Pharmaceutical and CIMA, see information under the heading “Legal Proceedings” contained elsewhere in this document.

On January 27, 2003, Andrx Corporation and Perrigo Company announced that they have entered into a multi-year agreement for Andrx to supply Perrigo with Andrx’s over-the-counter fast dissolve formulation of loratadine, which is expected to be equivalent to and substitutable for Schering-Plough’s Claritin RediTabs and Wyeth’s Alavert. Andrx has received tentative FDA approval of its Abbreviated New Drug Application for a fast dissolve formulation of loratadine. We developed and manufacture Alavert for Wyeth. Perrigo is one of the largest providers of store brand over-the-counter products in the U.S. In February 2003, Wyeth received its second FDA approval, an ANDA, for a DuraSolv loratadine product, which is identical to Alavert, but was initially intended for the prescription market. This second FDA approval of a DuraSolv loratadine product may prevent Andrx from receiving final FDA approval of its competitive fast-dissolve formulation of loratadine, until a date no earlier than 180 days after Wyeth’s launch of Alavert on December 20, 2002. We do not expect Perrigo to begin marketing the fast dissolve loratadine product developed and manufactured by Andrx until Wyeth’s 180 day marketing exclusivity period expires. Due to the large number of variables, we are unable to predict the exact timing and effect of such a product introduction by the Perrigo Company on our business.

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

Manufacturers of drugs also must comply with applicable good manufacturing practices requirements. If we cannot comply with applicable good manufacturing practices, we may be required to suspend the production and sale of our products, which would reduce our revenues and gross profits. We may not be able to comply with the applicable good manufacturing practices and other FDA regulatory requirements for manufacturing as we expand our manufacturing operations. We expect an FDA inspection before the end of 2003. We cannot guarantee that any future inspections will proceed without any compliance issues requiring time and resources to resolve.

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
The active ingredients in some of our current and proposed products, including OraVescent fentanyl, are controlled substances under the Controlled Substances Act of 1970 and are regulated by the U.S. Drug Enforcement Agency. These products are subject to DEA and OSHA regulations relating to manufacturing, storage, distribution and physician prescription procedure. Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of products containing controlled substances. Furthermore, the DEA could impose significant penalties and fines against us and our pharmaceutical company partners for violating the Controlled Substances Act and DEA regulations.

Regulations under the Occupational Safety and Health Act establish certain standards related to safety in handling and manufacturing potent substances, such as fentanyl citrate. Under these regulations, we believe that our production of fentanyl citrate would require a specialized manufacturing environment that prevents fentanyl citrate from coming in contact with humans. We may develop other products that would require a specialized manufacturing environment. Currently, none of our existing production lines in Eden Prairie nor our planned production lines in Eden Prairie and Brooklyn Park are capable of manufacturing potent substances. In the event we pursue the development of our OraVescent fentanyl product through regulatory submission or other potential products with a comparable safety profile to fentanyl, we will be required to identify a manufacturer with appropriate resources to manufacture potent substances or to develop those capabilities internally. We are presently assessing the feasibility of contracting with third party manufacturers that have these specialized manufacturing capabilities and of developing these capabilities internally. In the event we decide to manufacture OraVescent fentanyl or other potent products in our facilities, we will be required to add potent substance manufacturing capabilities that comply with these safety regulations, which could require capital expenditures in the excess of $10 million. If we choose not to invest in potent substance manufacturing capabilities, our future revenues may not grow as fast because we will be unable to compete in certain important therapeutic markets for our technologies.

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
We manufacture all our current products on two production lines in our Eden Prairie facility. All of our commercialized products, except for Schwarz Pharma’s NuLev, are blister-packaged on one or both of our Eden Prairie production lines. If our existing production lines or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production lines, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or to develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. The production line we expect to add at our Brooklyn Park facility will be dedicated to bottled product, which is important for products currently under development, but does not reduce the risk associated with loss of capacity for product requiring blister packaging.

We Rely On Single Sources For Some Of Our Raw Materials, And We May Lose Revenues And Be Unable To Maintain Our Relationships With Our Pharmaceutical Company Partners If Those Materials Were Not Available.
We rely on single suppliers for some of our raw materials and packaging supplies. If these raw materials or packaging supplies were no longer available we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without adequate supplies of raw materials or packaging supplies, our manufacturing operations may be interrupted until another supplier could be identified, its products validated and trading terms with it negotiated. While we have identified alternative suppliers, we may not be able to engage them in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of a supplier could potentially damage our relations with our pharmaceutical company partners and materially adversely affect our business, financial condition, and results of operations.

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

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.
Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted seventeen patents on our drug delivery and packaging systems in the U.S., which will expire beginning in 2010. We have over 80 applications and granted patents in the U.S. and other major countires.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.
Although we were profitable for the year ended December 31, 2002, and continued to be profitable in the first quarter of 2003, we have accumulated aggregate net losses from inception of approximately $5.2 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.
Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as coughs, colds, and allergies. Our pharmaceutical company partners may choose not to market those products in off-seasons and our sales and profits may decline in those periods as a result. In the first quarter of 2003, operating revenues from Wyeth and Novartis, which included revenues related to Alavert, an allergy medication, and Triaminic, a seasonal cough and cold product, represented nearly 35% of our total operating revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

We May Face Product Liability Claims Related To Participation In Clinical Trials Or The Use Or Misuse Of Our Products.
The testing, manufacturing and marketing of products using our drug delivery technologies may expose us to potential product liability and other claims resulting from their use. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from contract research organizations or pharmaceutical companies conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical companies with which we are developing our drug delivery technologies may not protect us from product liability claims from the consumers of those products or from the costs of related litigation. If we are subject to a product liability claim, our product liability insurance may not reimburse us, or be sufficient to reimburse us, for any expenses or losses we may suffer. A successful product liability claim against us, if not covered by, or if in excess of, our product liability insurance, may require us to make significant compensation payments, which would be reflected as expenses on our Income Statement and reduce our earnings.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.
The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2002, the closing sale price for our common stock ranged from $16.06 to $35.45. In the three months ended March 31, 2003, the closing price for our common stock ranged from $18.19 to $28.01. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at March 31, 2003, have remaining maturities of 48 months or less and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $101.8 million at March 31, 2003, and represented more than 44% of total assets. The primary objective of our investment activities is to preserve capital. We have a contractual commitment to purchase assets for our new manufacturing line that is denominated in foreign currency, but we have entered into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of March 31, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2003, CIMA and Schwarz Pharma filed a complaint in the United States District Court for the District of Minnesota against KV Pharmaceutical Company and its wholly-owned subsidiary Ethex Corporation. The complaint alleges that KV Pharmaceutical and Ethex are manufacturing and selling orally disintegrating hyoscyamine sulfate (0.125 mg) tablets in violation of one or more of CIMA’s patents covering its DuraSolv technology. CIMA manufactures NuLev, an orally disintegrating hyoscyamine sulfate (0.125 mg) product, for Schwarz pursuant to an exclusive license agreement. CIMA and Schwarz are seeking an injunction against further infringement of the patent and compensatory damages. KV Pharmaceutical and Ethex have filed a counterclaim against CIMA seeking a declaratory judgment that CIMA’s patent is invalid.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Document	Method of Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(1)

3.2	Third Restated Bylaws of CIMA	(2)

4.1	Form of Certificate for Common Stock	(3)

4.2	Amended and Restated Rights Agreement, dated as of June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A.	(4)

10.1	Letter Agreement, dated February 27, 2003, between CIMA and David Feste. #	(5)

10.2	Employment Agreement, dated February 19, 2003, by and between CIMA and James C. Hawley. #	(5)

10.3	Letter Agreement, dated April 4, 2003, between CIMA and John M. Siebert, Ph.D. #	Filed herewith

Exhibit	Description of Document	Method of Filing

10.4	Employment Agreement, dated April 30, 2003 between CIMA and Steven B. Ratoff. #	Filed herewith

99.1	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

#	Denotes management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(4)	Filed as an exhibit to CIMA’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424, and incorporated herein by reference.

(5)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-24424, and incorporated herein by reference.

(b)	Reports on Form 8-K

On April 1, 2003 a copy of a press release issued on March 31, 2003 was filed on Form 8-K. The press release announced that Steven B. Ratoff had been elected Chairman of the Board and would become the Company’s interim Chief Executive Officer on May 1, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC. Registrant

Date: May 13, 2003	By /s/ James C. Hawley James C. Hawley Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer, duly authorized to sign on behalf of the registrant)

CERTIFICATIONS

     I, Steven B. Ratoff, certify that:

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

Date: May 13, 2003	By:	/s/ Steven B. Ratoff
Steven B. Ratoff, interim Chief Executive Officer

     I, James C. Hawley, certify that:

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

Date: May 13, 2003	By:	/s/ James C. Hawley
James C. Hawley, Vice President, Chief Financial Officer and Secretary

Exhibit Index

Exhibit	Description of Document	Method of Filing

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(1)

3.2	Third Restated Bylaws of CIMA	(2)

4.1	Form of Certificate for Common Stock	(3)

4.2	Amended and Restated Rights Agreement, dated as of June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A.	(4)

10.1	Letter Agreement, dated February 27, 2003, between CIMA and David Feste. #	(5)

10.2	Employment Agreement, dated February 19, 2003, by and between CIMA and James C. Hawley. #	(5)

10.3	Letter Agreement, dated April 4, 2003, between CIMA and John M. Siebert, Ph.D. #	Filed herewith

10.4	Employment Agreement, dated April 30, 2003 between CIMA and Steven B. Ratoff. #	Filed herewith

99.1	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

#	Denotes management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(2)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(4)	Filed as an exhibit to CIMA’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424, and incorporated herein by reference.

(5)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-24424, and incorporated herein by reference.