Form 10-Q
period 2003-06-30
CIMA LABS INC
filed 2003-08-14
CIK 833298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-24424

CIMA LABS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1569769 (I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN 55344-9361 (Address of principal executive offices and zip code)	(952) 947-8700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,484,556

(Class)	(Outstanding at July 31, 2003)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets
Income Statements
Statements of Cash Flows
Notes to Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index
EX-10.1 Development, Commercialization Agreement
EX-10.2 Compensation Agreement
EX-10.3 Amended and Restated Letter Agreement
EX-10.4 Amendment to Development License Agreement
EX-10.5 Letter Agreement, dated August 29, 2002
EX-10.6 Letter Agreement, dated January 31, 2001
EX-10.7 Amendment to Development License Agreement
EX-31.1 Certification Pursuant to Section 302
EX-31.2 Certification Pursuant to Section 302
EX-32.1 Certification Pursuant to Section 906

INDEX
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CIMA LABS INC.
Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2003	2002
	(Unaudited)	(See note)

Assets
Current assets:
Cash and cash equivalents	$39,859	$26,102
Available-for-sale securities	36,271	45,093
Trade accounts receivable, net	12,909	14,621
Interest receivable	1,000	1,119
Inventories, net	5,947	4,082
Deferred taxes	3,790	3,790
Prepaid expenses and other assets	1,238	944

Total current assets	101,014	95,751
Other assets:
Available-for-sale securities	57,610	60,486
All other, net	6,324	8,042

Total other assets	63,934	68,528
Property and equipment:
Property, plant and equipment	84,962	73,419
Accumulated depreciation	(14,442)	(12,345)

	70,520	61,074

Total assets	$235,468	$225,353

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,830	$8,755
Accrued compensation	2,685	2,118
Accrued expenses	1,722	637
Deferred revenue	659	542

Total current liabilities	11,896	12,052
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized; 15,097 and 14,870 shares issued and outstanding (including 619 treasury shares), respectively	151	149
Additional paid-in capital	243,239	240,027
Accumulated deficit	(1,545)	(8,386)
Accumulated other comprehensive income	1,727	1,511
Treasury stock	(20,000)	(20,000)

Total stockholders’ equity	223,572	213,301

Total liabilities and stockholders’ equity	$235,468	$225,353

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

CIMA LABS INC.
Income Statements
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
Net sales	$12,252	$4,639	$22,320	$8,877
Product development fees and licensing	1,594	3,060	3,197	5,367
Royalties	4,426	2,501	9,428	4,339

	18,272	10,200	34,945	18,583

Operating expenses:
Cost of goods sold	7,434	3,743	15,202	7,028
Research and product development	2,703	2,445	5,210	4,455
Selling, general and administrative	3,895	2,054	6,429	3,644

	14,032	8,242	26,841	15,127

Operating income	4,240	1,958	8,104	3,456
Other income:
Investment income	841	1,935	1,864	3,671
Other income	8	2	51	5

	849	1,937	1,915	3,676

Income before provision for income taxes	5,089	3,895	10,019	7,132
Provision for income taxes (benefit)	1,405	(272)	3,177	(440)

Net income	$3,684	$4,167	$6,842	$7,572

Net income per share:
Basic	$.26	$.29	$.48	$.53
Diluted	$.25	$.28	$.47	$.52
Weighted average shares outstanding:
Basic	14,374	14,169	14,328	14,164
Diluted	14,759	14,631	14,683	14,631

See accompanying notes.

CIMA LABS INC.
Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income	$6,842	$7,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,177	1,531
Income tax benefit of stock options exercised	1,060	1,664
Deferred income taxes	1,719	(2,446)
Gain on sale of investment securities	—	(474)
Changes in operating assets and liabilities:
Accounts receivable	1,712	93
Interest receivable	119	576
Inventories	(1,865)	(220)
Prepaid expenses and other assets	80	(230)
Accounts payable	(1,925)	6,372
Accrued expenses and other	1,652	489
Deferred revenue	117	(232)

Net cash provided by operating activities	11,688	14,695
Investing activities:
Purchases of property, plant and equipment	(11,543)	(17,565)
Patents and trademarks	(81)	(107)
Purchases of available-for-sale securities	(18,957)	(49,041)
Proceeds from sales of available-for-sale securities	30,496	59,291

Net cash used in investing activities	(85)	(7,422)
Financing activities:
Proceeds from exercises of stock options	2,062	313
Purchases of treasury stock	—	(2,144)
Issuance of common stock related to employee stock purchase plan	92	96

Net cash provided by (used in) financing activities	2,154	(1,735)

Increase in cash and cash equivalents	13,757	5,538
Cash and cash equivalents at beginning of period	26,102	1,880

Cash and cash equivalents at end of period	$39,859	$7,418

See accompanying notes.

CIMA LABS INC.
Notes to Financial Statements
(Unaudited)
(in thousands, except per share data)

1.     Basis of Presentation

CIMA LABS INC. (the “Company”), a Delaware corporation, develops and manufactures orally disintegrating tablets and enhanced-absorption oral drug delivery systems. The Company operates within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s leading proprietary orally disintegrating tablet technologies, allow an active drug ingredient, which is frequently taste-masked, to be formulated into a new, orally disintegrating dosage form that dissolves quickly in the mouth without chewing or the need for water. The Company is also developing enhanced oral drug delivery technologies and independently developing new products based on its oral drug delivery technologies. The Company enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. The Company currently manufactures six pharmaceutical brands for its partners incorporating its proprietary orally disintegrating tablet technologies. Revenues are comprised of three components: net sales of products it manufactures for pharmaceutical partners; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation, have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3.     Investments

The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of June 30, 2003 and December 31, 2002, the amortized cost and estimated market value of available-for-sale securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of June 30, 2003:
Asset backed securities	$27,341	$431	$—	$27,772
Corporate bonds and notes	41,510	773	4	42,279
Non-US corporate obligations	3,987	57	1	4,043
U.S. government securities	19,691	112	16	19,787

Totals – June 30, 2003	$92,529	$1,373	$21	$93,881

As of December 31, 2002:
Asset backed securities	$35,230	$447	$—	$35,677
Corporate bonds and notes	54,311	915	16	55,210
Non-US corporate obligations	8,997	64	1	9,060
U.S. government securities	5,530	102	—	5,632

Totals – December 31, 2002	$104,068	$1,528	$17	$105,579

4.     Stock Based Compensation

The Company accounts for its stock plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the requirements of FASB Statement No 148, Accounting for Stock Based Compensation – Transition and Disclosure, the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of that statement to stock based compensation:

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income, as reported	$3,684	$4,167	$6,842	$7,572
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	1,355	1,600	2,195	2,856

Pro forma net income	$2,329	$2,567	$4,647	$4,716

Net income per share:
Basic—as reported	$.26	$.29	$.48	$.53
Basic—pro forma	$.16	$.18	$.32	$.33
Diluted—as reported	$.25	$.28	$.47	$.52
Diluted—pro forma	$.16	$.18	$.32	$.32

5.     Income Per Share

Income per share for the three and six months ended June 30, 2003 and 2002 are summarized in the following table:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Numerator:
Net income	$3,684	$4,167	$6,842	$7,572

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	14,374	14,169	14,328	14,164
Effect of dilutive stock options	385	462	355	467

Denominator for diluted earnings per share – weighted average shares outstanding	14,759	14,631	14,683	14,631

Basic earnings per share	$.26	$.29	$.48	$.53
Diluted earnings per share	$.25	$.28	$.47	$.52

6.     Comprehensive Income

Comprehensive income consists of net income, fair value of forward contracts and net unrealized losses on available-for-sale securities.

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income	$3,684	$4,167	$6,842	$7,572
Fair value of forward contracts	201	—	375	—
Unrealized gain (loss) on available-for-sale securities	87	(183)	(159)	(1,210)

Total comprehensive income	$3,972	$3,984	$7,058	$6,362

7.     Inventories

Inventories are stated at the lower of cost (first in, first out) or fair market value.

	June 30, 2003	December 31, 2002

Raw materials	$4,904	$2,714
Work-in-process	215	116
Finished goods	828	1,252

	$5,947	$4,082

8.     Tax Expense

Provisions for income taxes for the six-month period ended June 30, 2003, reflect provisions for U.S. federal and state income taxes. At December 31, 2002, the Company had a valuation reserve of $6,408 resulting in a net deferred tax asset of $11,414. As of June 30, 2003, the Company had a valuation reserve of $5,705 resulting in a net deferred tax asset of $9,695.

9.     Segment Information – Major Customers

The Company operates within a single segment: the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products utilizing the Company’s proprietary fast-dissolve technologies; product development fees and licensing revenues for development activities conducted by the Company through collaborative agreements with pharmaceutical companies; and royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company

Revenues from major customers are as follows:

	For the Three Months Ended				For the Six Months Ended

	June 30,		June 30,		June 30,		June 30,
	2003		2002		2003		2002

Revenues:
AstraZeneca	$2,485	13.6%	$1,957	19.2%	$5,385	15.4%	$3,808	20.5%
Novartis	440	2.4%	1,464	14.3%	1,686	4.8%	2,901	15.6%
Organon	9,741	53.3%	3,749	36.7%	15,355	43.9%	6,251	33.6%
Schwarz Pharma	1,256	6.9%	2,270	22.3%	3,173	9.1%	3,802	20.5%
Wyeth	3,659	20.0%	100	1.0%	8,235	23.6%	100	0.5%
Other	691	3.8%	660	6.5%	1,111	3.2%	1,721	9.3%

Total	$18,272	100%	$10,200	100%	$34,945	100%	$18,583	100%

Trade accounts receivable at June 30, 2003 of approximately $12,909 were comprised primarily of the following customers: Organon (43%), Wyeth (19%), AstraZeneca (16%) and Schwarz Pharma (10%).

All of the Company’s assets and operations are located in the U.S. While the Company does not directly conduct its activities outside the U.S., it considers international revenues to be those arising from shipments ultimately destined for non-U.S. end-users and revenues from royalties generated by non-U.S. sales by partners.

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues by source:
U.S	$9,901	$7,573	$20,675	$14,430
International	8,371	2,627	14,270	4,153

Total revenues	$18,272	$10,200	$34,945	$18,583

10.     Reclassifications

Certain amounts presented in the 2002 financial statements have been reclassified in order to conform to the 2003 presentation. These reclassifications have no impact on the net income or stockholders’ equity as previously reported.

11.     Subsequent Event

On August 5, 2003, the Company announced the signing of a definitive merger agreement with aaiPharma Inc. (“aaiPharma”). Under the terms of the merger agreement, a newly formed holding company will acquire all of the outstanding shares of each company and each company will become a wholly-owned subsidiary of the holding company. Each share of the Company’s common stock will be exchanged for 1.3657 shares of the holding company’s common stock. Each share of aaiPharma common stock will be exchanged for 1.0 shares of the holding company’s common stock. At inception, on a diluted basis, the Company’s stockholders will own 40.6 percent and aaiPharma stockholders will own 59.4 percent of the holding company. If the merger agreement is terminated under certain conditions, the Company may be required to pay aaiPharma termination fees and expenses of up to $11.5 million.

The transaction is subject to approval by the stockholders of both companies, as well as regulatory approvals and satisfaction of other customary closing conditions. Subject to the satisfaction of these conditions, the transaction is expected to close in the fourth quarter of 2003.

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

These forward-looking statements include statements relating to the expected growth in operating revenues for 2003 and changes in components of revenues for 2003; the expected increases of gross profits and gross profit margins; the expected decrease in other income; the timing for recognition of our remaining tax benefits; the timing for completion of improvements to our Brooklyn Park R&D center, including the construction and operation of a second site for manufacturing; future expense levels; the timing of availability and expected mix of products; expected demand for products using our technologies; the adequacy of our production capacity, including plans to expand our capacity; the adequacy of our cash and cash reserves; the timing of the closing of the merger transaction with aaiPharma Inc.; and future research and development activities and funding relating to our current or new technologies. We do not undertake any obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We enter into collaborative agreements with pharmaceutical companies to develop and manufacture products based on our proprietary OraSolv and DuraSolv orally disintegrating tablet technologies. We currently manufacture six pharmaceutical brands utilizing our orally disintegrating tablet technologies: three prescription and three over-the-counter (“OTC”) brands. The three prescription products are AstraZeneca’s Zomig-ZMT and its equivalent for non-U.S. markets, Remeron SolTab for Organon, and NuLev for Schwarz Pharma. The OTC products are Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, and Alavert for Wyeth. We are also currently developing other oral drug delivery technologies for ourselves and for others. We operate within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies using our proprietary orally disintegrating tablet technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us.

Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on, among other factors, demand by consumers for the products we produce for our partners, new product introductions, the seasonal nature of some of the products we produce to treat seasonal ailments, pharmaceutical company ordering patterns and our production schedules. Revenues from product development fees and licensing revenue will fluctuate depending on, among other factors, the number of new collaborative agreements that we enter into, the number and timing of product development milestones that we achieve under our collaborative agreements, and the level of our development activity conducted for pharmaceutical companies.

Recent Event

On August 5, 2003, the Company, aaiPharma Inc., a Delaware corporation (“aaiPharma”), Scarlet Holding Corporation, a Delaware corporation and a direct, wholly-owned subsidiary of aaiPharma (“Holding Company”), Scarlet Mergerco, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Holding Company (“S MergerCo”), and Crimson Mergerco, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Holding Company (“C MergerCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Holding Company will acquire all of the capital stock of each of the Company and aaiPharma through the merger of S MergerCo with and into aaiPharma and the merger of C MergerCo with and into the Company, with aaiPharma and the Company surviving as wholly owned subsidiaries of Holding Company (together, the “Transaction”). The completion of the Transaction is subject to several conditions, including the approval of the Transaction by the stockholders of the Company and aaiPharma and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In connection with the Transaction, each outstanding share of the Company’s common stock will be converted into the right to receive 1.3657 shares of Holding Company common stock, and each share of aaiPharma common stock will be converted into the right to receive one share of Holding Company common stock. Holding Company will assume all options under the respective existing stock option plans of the Company and aaiPharma, and each outstanding option to purchase the Company’s common stock or aaiPharma common stock will be converted into an option to purchase Holding Company common stock, each as adjusted to account for the appropriate exchange ratio. At inception, on a diluted basis, the Company’s stockholders will own approximately 40.6 percent of the combined company and aaiPharma stockholders will own approximately 59.4 percent.

Both the merger of C MergerCo with and into the Company and the merger of S MergerCo with and into aaiPharma are intended to qualify as tax-free reorganizations under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Transaction, taken as a whole, is intended to qualify as a tax-free exchange under Section 351 of the Code. In connection with the Transaction, the Company entered into Stockholder Voting Agreements (the “aaiPharma Voting Agreements”) with Frederick D. Sancilio and Philip S. Tabbiner (together, the “aaiPharma Stockholders”), pursuant to which the aaiPharma Stockholders have, among other matters, agreed to vote in favor of the Transaction and the Merger Agreement and have granted to the Company an irrevocable proxy to vote their shares of aaiPharma common stock in favor of the Transaction. The aaiPharma Stockholders, collectively, beneficially own approximately 23% of the outstanding shares of aaiPharma. In addition, aaiPharma entered into Stockholder Voting Agreements (the “CIMA Voting Agreements” and, together with the aaiPharma Voting Agreements, the “Voting Agreements”) with John M. Siebert and Steven B. Ratoff (together, the “CIMA Stockholders”), pursuant to which the CIMA Stockholders have, among other matters, agreed to vote in favor of the Transaction and the Merger Agreement and have granted to aaiPharma an irrevocable proxy to vote their shares of the Company’s common stock in favor of the Transaction. The CIMA Stockholders, collectively, beneficially own approximately 3% of the outstanding shares of the Company’s common stock.

In connection with the Merger Agreement, the Company entered into an amendment (the “Rights Agreement Amendment”) to its Amended and Restated Rights Agreement dated as of June 26, 2001 (the “Rights Agreement”). The Rights Agreement Amendment clarifies that, prior to the effectiveness of the Merger Agreement and the CIMA Voting Agreements, aaiPharma, Holding Company, Crimson MergerCo and their affiliates will not be deemed to beneficially own shares of the Company’s common stock issuable in connection with the mergers (under the Rights Agreement generally, the rights will become exercisable if a person acquires more than a certain percentage of beneficial ownership of the Company’s then outstanding common stock).

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

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. At December 31, 2002, the Company had a valuation reserve of $6.4 million resulting in a net deferred tax asset of $11.4 million. As of June 30, 2003, the Company had a valuation reserve of $5.7 million resulting in a net deferred tax asset of $9.7 million.

Results of Operations

Three and Six Month Periods Ended June 30, 2003 and 2002

Components of revenue, expenses, and net income as a percentage of total operating revenue for the three and six month periods ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net sales	67%	45%	64%	48%
Product development fees & licensing revenues	9%	30%	9%	29%
Royalty revenues	24%	25%	27%	23%
Cost of goods sold	41%	37%	44%	38%
Research & product development expenses	15%	24%	15%	24%
Selling, general & administrative expenses	21%	20%	18%	20%
Net income*	20%	41%	20%	41%

*     Net income for the three and six months ended June 30, 2003 reflected tax expense provisions of $1.4 million and $3.2 million, respectively; whereas net income for the three and six months ended June 30, 2002 reflected tax benefit of $272,000 and $440,000, respectively.

Operating Revenues. Total operating revenues for the second quarter ended June 30, 2003 were $18.3 million, an increase of $8.1 million, or 79%, over the same period in 2002. The second quarter increases in total operating revenues resulted from increases in two out of three of our revenue components: revenues from the sales of products we manufacture and sell to our pharmaceutical company partners and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us. The third source of our revenues, product development fees and licensing revenue, declined from the second quarter of 2002. For the six months ended June 30, 2003, total operating revenues were $34.9 million, an increase of $16.4 million, or 88%, over the same period of 2002. The increases for the six-month period by revenue component followed the same pattern as the quarter. That is, increases in product sales and royalties and a decrease in product development fees and licensing revenues.

In the second quarter of 2003, revenues from net sales of products we manufacture for our pharmaceutical partners were $12.3 million, an increase of $7.6 million, or 164%, over the same period of 2002. The increase was primarily due to production of Alavert for Wyeth which was launched in December 2002, higher manufacturing volumes of Remeron SolTab for Organon and Zomig for AstraZeneca, partially offset by lower sales of Triaminic Softchews for Novartis and NuLev for Schwarz Pharma. For the six months ended June 30, 2003, revenues from net sales of products we manufacture for our pharmaceutical partners were $22.3 million, an increase of $13.4 million, or 151%, versus the first six months of 2002. The increase was due to sales of Alavert for Wyeth, and increased volumes of Remeron SolTabs for Organon, Zomig for AstraZeneca and NuLev for Schwarz offset in part by declines in volume of Triaminic Softchews for Novartis. For the full year 2003, we expect revenues from net sales of products we manufacture for our pharmaceutical partners to increase more than 80%. Sales of branded prescription products to our pharmaceutical company partners increased over $7.6 million and represented 65% of our total product sales in the first six months of 2003, compared with 77% the first half of 2002. Over-the-counter product sales to our pharmaceutical company partners increased nearly $5.8 million and accounted for 35% of total product sales compared with 23% in the first six months of last year. We expect lower contributions to our revenues from prescription products and higher contributions from over-the-counter products for the full year 2003, although the contributions may vary by quarter.

Revenues from product development fees and licensing were $1.6 million in the second quarter of 2003, a decrease of $1.5 million, or 48%, from the same period of 2002. This decrease resulted from a maturing of certain agreements for proposed new products, including our achievement of certain milestones under existing agreements. The timing of product development fees and licensing revenues can vary based on the nature and scope of the activities being performed. We are actively pursuing new development agreements while increasing efforts in support of our proprietary compounds. For the first half of 2003, revenues from product development fees and licensing were $3.2 million, a decrease of $2.2 million, or 40%, from the first half of 2002. The decrease for the first half was caused by the same factors as the second quarter. For 2003, we expect combined revenues attributable to product development fees and licensing to range from somewhat less than to approximating full-year 2002 levels.

Revenues from royalties were $4.4 million in the second quarter of 2003, an increase of $1.9 million or 77% over the same quarter of 2002. The increase was due primarily to increased end-customer sales by Organon of Remeron SolTab, AstraZeneca of Zomig Rapimelt (the non-U.S. equivalent of Zomig-ZMT) in Europe and Zomig-ZMT in the United States, and the introduction by Wyeth of Alavert in the fourth quarter of 2002. For the six months ended June 30, 2003, revenues from royalties were $9.4 million, an increase of $5.1 million, or 117% versus the first six months of 2002. The increase for the first half was caused by the same factors as the second quarter. For 2003, we expect royalties to increase by 60% to 90% from 2002 levels.

Cost of goods sold. Cost of goods sold was $7.4 million and $15.2 million in the second quarter and first half of 2003, respectively, compared with $3.7 million and $7.0 million, respectively for the same periods of 2002. These increases were primarily due to additional labor and materials related to higher production volumes over the same periods in 2002. In the first half of the year, material costs increased by approximately $5.2 million, or about 158%, largely in line with the 151% increase in net sales revenue, but marginally higher due to the cost of the active ingredient (loratadine) in the Alavert product manufactured for Wyeth. Labor costs were up approximately $750,000, or about 113%, reflecting better efficiencies on the higher net sales volume. Overhead was up approximately $2.2 million, or about 72%, reflecting the high overhead absorption from running at nearly full capacity in the first half of 2003. For 2003, we expect cost of goods sold to increase from 2002 levels in terms of dollar amount, but decrease as a percentage of net sales as we continue to run at full capacity for the balance of the year.

Gross profit on product sales was $4.8 million and $7.1 million in the second quarter and first six months of 2003, compared to $896,000 and $1.8 million in the same periods of 2002. Gross margins on product sales were 39.3% and 31.9% of total product sales in the second quarter and first six months of 2003 compared with 19.3% and 20.8% for the same periods of 2002, respectively. For the first half of 2003, nearly all of this improvement is due to higher manufacturing efficiencies from full capacity utilization, as manufacturing volume has increased by over 110% while overhead spending has risen only 37%. For the full year of 2003, we expect gross profits on product sales to increase from 2002 levels in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $2.7 million in the second quarter of 2003, an increase of $258,000, or 10.6%, over the same period of 2002. For the first six months of 2003, research and product development expenses were $5.2 million, an increase of $755,000, or 16.9% over the first half of 2002. The increase in the first six months was due primarily to additional staffing (approximately $600,000) and infrastructure investments (approximately $300,000), offset partly by reduced external spending on development projects (approximately $225,000). For 2003, we expect research and product development expenses to increase by 20% to 25% from 2002 levels due to increased development efforts and clinical trial costs related to our proprietary products, increased staffing costs, and higher infrastructure costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $3.9 million in the second quarter of 2003, an increase of $1.8 million, or 89.6%, over the second quarter of 2002. For the first half of 2003, selling, general and administrative expenses were $6.4 million, an increase of $2.8 million, or 76.4% over the first six months of 2002. The increase in the first six months was due primarily to costs associated with increased legal fees (approximately $850,000), increased professional staffing and payroll related costs (approximately $550,000), management transition costs (approximately $350,000), merger related costs (approximately $250,000), outside consulting costs (approximately $250,000) and efforts to comply with the Sarbanes-Oxley Act (approximately $100,000). For 2003, we expect selling, general and administrative expenses to increase by more than 50% from 2002 levels due to merger related costs, legal fees, increased professional staffing, management transition costs, outside consulting costs and efforts to comply with the Sarbanes-Oxley Act.

Other income (expense). Other income was $849,000 and $1.9 million in the second quarter and first half of 2003, respectively, a decrease of $1.1 million and $1.8 million from the comparable periods of 2002, respectively. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The decrease from 2002 levels was due primarily to lower interest rates on our investments and lower levels of cash available for investment. For 2003, we expect other income to decrease by 40% to 50% from 2002 levels due to lower interest rates and expected capital expenditures which will reduce the level of cash available for investment.

Provision for income taxes. 2003 is the first year since turning profitable in the fourth quarter of 1999 that we have reported a provision for income tax expense on our income statement. The provision for income tax expense for the quarter ended June 30, 2003 was $1.4 million, compared with a tax benefit of $272,000 recognized in the second quarter of 2002. For the six months ended June 30, 2003, the tax provision recorded was $3.2 million, compared to a tax benefit of $440,000 for the first half of 2002. We have recognized approximately $500,000 of U.S. tax credits related to the utilization of net operating loss carryforwards in the second quarter of 2003 and $700,000 in the first six months of 2003 from the years when we were not profitable. Without these credits, our cumulative tax expense since turning profitable would have been approximately $18.1 million, based on an effective tax rate of 37.5%. We expect to recognize our remaining tax benefits of approximately $1.3 million during 2003.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing, and royalties.

Working capital increased from $83.7 million at December 31, 2002 to $89.1 million at June 30, 2003, primarily due to an increase in cash and the current portion of available-for-sale securities. Cash and available-for-sale securities, including both current and non-current securities, were $133.7 million at June 30, 2003, up from $131.7 million at December 31, 2002. Capital expenditures during the first half of 2003 totaled $11.5 million. These expenditures were essentially funded by cash generated from operating activities. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During 2003, we plan to spend approximately $25 to $30 million, exclusive of potential capital expenditures to add capacity for the manufacture of products containing potent substances, to complete various improvement projects at our Eden Prairie manufacturing facility and our Brooklyn Park R&D center. These projects include: the addition of a production line in Eden Prairie for products requiring blister packaging in response to the increased demand by our pharmaceutical company partners for manufactured products; and the establishment of a second manufacturing site in our Brooklyn Park facility to provide bottling production capabilities. We expect the Brooklyn Park manufacturing site to be operational in late 2003. In addition, we expect to fund additional product development activities related to our OraVescent technology, which may include adding capacity for the manufacture of products containing potent substances, and to develop proprietary products using our OraSolv and DuraSolv technologies. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

Factors That Could Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-Q. You should also consider carefully the joint proxy statement/prospectus regarding our proposed transaction with aaiPharma when it becomes available because it will contain important information about the transaction. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations.

Our Business And Stock Price May Suffer If We Do Not Complete The Proposed Transaction With aaiPharma.

     If the transaction with aaiPharma is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to seeking to complete the transaction;

•	if the merger agreement is terminated under certain conditions, we may be required to pay aaiPharma termination fees and expenses of up to $11.5 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the transaction will be completed;

•	benefits that we expect to realize from the transaction would not be realized;

•	we must pay various costs related to the transactions, such as our legal, investment advisor and accounting fees; and

•	if our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to enter into a transaction with more favorable terms and conditions than that agreed to by aaiPharma.

     The announcement of the planned transaction with aaiPharma, and related uncertainty concerning our future, may make it more difficult for us to enter into long-term relationships with certain pharmaceutical company partners and other third parties, which could have an adverse effect on our revenues. Speculation regarding the likelihood of the closing of the transaction with aaiPharma could increase the volatility of the price of our common stock.

     Prior to the completion of the transaction with aaiPharma and unless the merger agreement is terminated, we believe that the price of our common stock may be determined in part by the expectation that the merger will be completed and that our stockholders will become stockholders of a combined company with aaiPharma. As a result, the price of our common stock may be affected by the price of aaiPharma’s common stock. aaiPharma’s business differs from our business, and aaiPharma’s results of operations and the price of its common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the completion of the transaction.

     We have contracts with some of our suppliers, distributors, customers, licensors and other business partners. Some of these contracts require us to obtain consent from these other parties in connection with the proposed transaction with aaiPharma. If these consents cannot be obtained, we may suffer a loss of potential future revenue and may lose rights that are material to our business and the business of the combined company. In addition, third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with us in anticipation or as a result of the transaction. aaiPharma recently filed a lawsuit against Schwarz Pharma, which resulted in Schwarz Pharma notifying aaiPharma that it intends to terminate its business relationship with aaiPharma. Schwarz Pharma is currently one of our top four revenue generating pharmaceutical partners. If Schwarz Pharma were to reduce its relationship with us in whole or in part, it could have a material adverse effect on our revenues and profitability.

     We intend to comply with the securities and antitrust laws of the United States and any other jurisdiction in which the proposed transaction is subject to review. The reviewing authorities may seek to impose conditions before giving their approval or consent to the transaction, and those conditions could harm the combined companies’ business. In addition, a delay in obtaining the necessary regulatory approvals will delay the completion of the transaction. We have not yet obtained any governmental or regulatory approvals required to complete the transaction. We may be unable to obtain these approvals or to obtain them within the timeframe contemplated by the merger agreement.

The completion of the proposed merger with aaiPharma could affect adversely our business.

     Our proposed merger with aaiPharma presents additional risks, including the combined company’s ability to successfully integrate the businesses of the two companies, and unexpected costs involved in the merger or the combined company’s ability to achieve cost-cutting synergies.

The Loss Of One Of Our Top Four Major Customers Could Reduce Our Revenues Significantly.

     Revenues from AstraZeneca, Organon, Schwarz Pharma, and Wyeth together represented approximately 92% and 75% for the first half of 2003 and 2002, respectively. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for a significant portion of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

We Rely On Third Parties To Market, Distribute And Sell The Products Incorporating Our Drug Delivery Technologies, And Those Third Parties May Not Perform, Or The Sales Of Those Products May Be Affected By Factors Beyond The Control Of Those Third Parties.

     Our pharmaceutical company partners market and sell the products we develop and manufacture for them. If one or more of our pharmaceutical company partners fails to pursue the marketing of products incorporating our technology as planned, our revenues and gross profits may not reach our expectations, or may decline. We often cannot control the timing and other aspects of the development of products incorporating our technologies because our pharmaceutical company partners may have priorities that differ from ours. Therefore, commercialization of products under development may be delayed unexpectedly. Because we incorporate our drug delivery technologies into the oral dosage forms of products marketed and sold by our pharmaceutical company partners, we do not have a direct marketing channel to consumers for our drug delivery technologies. The marketing organizations of our pharmaceutical company partners may be unsuccessful or they may assign a low level of priority to the marketing of our products. Further, they may discontinue marketing the products that incorporate our drug delivery technologies. If marketing efforts for our products are not successful, our revenues may fail to grow as expected or may decline.

     For the year ended December 31, 2002, net sales from manufacturing and royalties from our partners’ sales of our top four products accounted for approximately 71% of our operating revenues. For the six months ended June 30, 2003, net sales from manufacturing and royalties from our partners’ sales of our top four products accounted for approximately 87% of our total operating revenues. Our top four products are AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Organon’s Remeron SolTab and its equivalent for markets outside the U.S., Wyeth’s Alavert and Novartis’ Triaminic Softchews. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of Remeron SolTab and its non-U.S. equivalents, Zomig-ZMT and its non-U.S. equivalents, and Alavert:

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

If We Do Not Enter Into Additional Collaborative Agreements With Pharmaceutical Companies, We May Not Be Able To Achieve Sustained Profitability.

     We primarily depend upon collaborative agreements with pharmaceutical companies to develop, test and obtain regulatory approval for, and commercialize oral dosage forms of, active pharmaceutical ingredients using our drug delivery technologies. The number of products that we successfully develop under these collaborative agreements will affect our revenues. If we do not enter into additional agreements in the future, or if our current or future agreements do not result in successful marketing of products incorporating our technology, our revenues and gross profits may be insufficient to allow us to achieve sustained profitability.

     We face additional risks related to our collaborative agreements, including the risks that:

•	any existing or future collaborative agreements may not result in additional commercial products;

•	additional commercial products that we develop with our pharmaceutical company partner may not be successful;

•	we may not be able to meet the milestones established in our current or future collaborative agreements;

•	we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners; and

•	our pharmaceutical company partners may exercise their rights to terminate their collaborative agreements with us.

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products, And We May Lose Revenues.

     We must increase our production capacity to meet expected demand for our products. We currently have two production lines for product requiring blister packaging, which collectively have an estimated annualized production capacity in excess of 500 million tablets. In 2003, we plan to add a third production line, which is expected to be completed and commissioned in the first half of 2004. We also are installing a production line for bottled product at our Brooklyn Park facility, which is expected to be completed and commissioned in the fourth quarter of 2003. We estimate that our total annualized capacity for the two production lines in Eden Prairie will increase from approximately 500 million to approximately 1.0 billion tablets. The estimated total annualized capacity of the production line in Brooklyn Park will be approximately 700 million bottled tablets. If we are unable to increase our production capacity as scheduled or if our partners significantly increase their requirements for product deliveries prior to completing the scheduled increases in capacity, we may be required to allocate our production capacity until we have completed these capacity improvements. If this should happen, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

     Our operating revenues increased 88% in the first half of 2003, 46% in the year ended December 31, 2002, and 34% in the year ended December 31, 2001, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

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

     On January 15, 2003, KV Pharmaceutical Company announced that it will begin marketing the first product utilizing its OraQuick orally disintegrating tablet technology. Hyoscyamine sulfate orally disintegrating tablets, 0.125 mg, is a prescription anticholinergic/antispasmodic product. This product is expected to be equivalent to and substitutable for NuLev, which we developed and manufacture for Schwarz Pharma. The timing of KV Pharmaceutical’s market launch of the orally disintegrating tablet prescription anticholinergic/antispasmodic product is unknown. Due to the large number of variables, we are unable to predict the effect of such a product introduction by KV Pharmaceutical on our business. For details regarding a lawsuit between KV Pharmaceutical and CIMA, see information under the heading “Legal Proceedings” contained elsewhere in this document.

     On January 27, 2003, Andrx Corporation and Perrigo Company announced that they have entered into a multi-year agreement for Andrx to supply Perrigo with Andrx’s over-the-counter orally disintegrating tablet formulation of loratadine, which is expected to be equivalent to and substitutable for Schering-Plough’s Claritin RediTabs and Wyeth’s Alavert. Andrx has received tentative FDA approval of its Abbreviated New Drug Application for an orally disintegrating tablet formulation of loratadine. We developed and manufacture Alavert for Wyeth. Perrigo is one of the largest providers of store brand over-the-counter products in the U.S. In February 2003, Wyeth received its second FDA approval, an Abbreviated New Drug Application, for a DuraSolv loratadine product, which is identical to Alavert, but was initially intended for the prescription market. This second FDA approval of a DuraSolv loratadine product may prevent Andrx from receiving final FDA approval of its competitive orally disintegrating tablet formulation of loratadine, until a date no earlier than 180 days after Wyeth’s launch of Alavert on December 20, 2002. We do not expect Perrigo to begin marketing the orally disintegrating tablet loratadine product developed and manufactured by Andrx until Wyeth’s 180 day marketing exclusivity period expires. Due to the large number of variables, we are unable to predict the exact timing and effect of such a product introduction by the Perrigo Company on our business.

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

If We Cannot Keep Pace With The Rapid Technological Change And Meet The Intense Competition In Our Industry, We May Lose Business.

     Our success depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Orally disintegrating tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, a wholly-owned subsidiary of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Pharma Technologies, the Flashtab technology developed by Ethypharm, the FlashDose technology developed by Fuisz Technologies Ltd., a wholly-owned subsidiary of Biovail Corporation, and the OraQuick technology developed by KV Pharmaceutical Company. SPI Pharma, Inc., a wholly-owned subsidiary of Associated British Foods plc, recently announced Pharmaburst, a specially engineered excipient system that is capable of rapid disintegration. In addition, Eurand, a private specialty pharmaceutical company, recently announced that it has licensed a marketed, orally disintegrating tablet drug delivery technology, which is expected to be fully integrated into Eurand’s business in the second half of 2003. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do and represent significant competition for us.

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

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.

     Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted seventeen patents on our drug delivery and packaging systems in the U.S., which will expire beginning in 2010. We have over 80 applications and granted patents in the U.S. and other major countries.

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

Because We Have A Limited Operating History, Potential Investors In Our Stock May Have Difficulty Evaluating Our Prospects.

     We recorded the first commercial sales of products using our orally disintegrating tablet technologies in early 1997. Accordingly, we have only a limited operating history, which may make it difficult for you and other potential investors to evaluate our prospects. The difficulty investors may have in evaluating our prospects may cause volatile fluctuations, including decreases, in the market price of our common stock as investors react to information about our prospects. Since 1997, we have generated revenues from product development fees and licensing arrangements, sales of products using our orally disintegrating tablet technologies and royalties. We are currently making the transition from research and product development operations with limited production to commercial operations with expanding production capabilities in addition to research and product development activities. Our business and prospects, therefore, must be evaluated in light of the risks and uncertainties of a company with a limited operating history and, in particular, one in the pharmaceutical industry.

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

     Although we were profitable for the year ended December 31, 2002, and continued to be profitable in the first half of 2003, we have accumulated aggregate net losses from inception of approximately $1.5 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

If The Marketing Claims Asserted About Products Incorporating Our Technologies Are Not Approved, Our Revenues May Be Limited.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2002, the closing sale price for our common stock ranged from $16.06 to $35.45. In the six months ended June 30, 2003, the closing price for our common stock ranged from $18.19 to $30.16. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

•	fluctuations in our operating results;

•	announcements of technological collaborations, innovations or new products by us or our competitors;

•	governmental regulations;

•	developments in patent or other proprietary rights owned by us or others;

•	public concern as to the safety of drugs developed by us or others;

•	the results of pre-clinical testing and clinical studies or trials by us or our competitors;

•	litigation;

•	the failure to consummate the proposed merger transaction between us and aaiPharma;

•	decisions by our pharmaceutical company partners relating to the products incorporating our technologies;

•	actions by the FDA in connection with submissions related to the products incorporating our technologies; and

•	general market conditions.

Our Operating Results May Fluctuate, Causing Our Stock Price To Fall.

     Fluctuations in our operating results may lead to fluctuations, including declines, in our stock price. Our operating results may fluctuate from quarter to quarter and from year to year depending on:

•	demand by consumers for the products we produce for our pharmaceutical company partners;

•	new product introductions;

•	the seasonal nature of the products we produce to treat seasonal ailments;

•	pharmaceutical company ordering patterns;

•	our production schedules;

•	the number of new collaborative agreements that we enter into;

•	the number and timing of product development milestones that we achieve under collaborative agreements;

•	the level of our development activity conducted for, and at the direction of, pharmaceutical companies under collaborative agreements; and

•	the level of our spending on new drug delivery technology development and technology acquisition, and internal product development.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at June 30, 2003, have remaining maturities of 46 months or less and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $93.9 million at June 30, 2003, and represented approximately 40% of total assets. The primary objective of our investment activities is to preserve capital. We have a contractual commitment to purchase assets for our new manufacturing line that is denominated in foreign currency, but we have entered into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of June 30, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2003, the Company and Schwarz Pharma filed a complaint in the United States District Court for the District of Minnesota against KV Pharmaceutical Company and its wholly-owned subsidiary Ethex Corporation. The complaint alleges that KV Pharmaceutical and Ethex are manufacturing and selling orally disintegrating hyoscyamine sulfate (0.125 mg) tablets in violation of one or more of the Company’s patents covering its DuraSolv technology. The Company manufactures NuLev, an orally disintegrating hyoscyamine sulfate (0.125 mg) product, for Schwarz pursuant to an exclusive license agreement. The Company and Schwarz are seeking an injunction against further infringement of the patent and compensatory damages. KV Pharmaceutical and Ethex have filed a counterclaim against the Company seeking a declaratory judgment that the Company’s patent is invalid.

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on Wednesday, May 21, 2003. There were 14,308,612 shares of the Company’s common stock entitled to vote and a total of 13,378,839 shares were represented at the Annual Meeting. Two matters were submitted to the stockholders for approval: (1) the election of six directors and (2) the ratification of the selection of Ernst & Young LLP as the independent public accountants for the Company.

Six nominees, namely Steven B. Ratoff, John M. Siebert, Ph.D., John F. Chappell, Steven D. Cosler, Terrence W. Glarner and Joseph R. Robinson, Ph.D., were duly elected as directors of the Company until the next annual meeting of stockholders. Certain institutional advisory organizations had recommended withholding votes from Mr. Ratoff because Mr. Ratoff held positions on the Company’s Audit Committee and Governance and Nominating Committee after having been elected Interim Chief Executive Officer of the Company on May 1, 2003. Prior to May 21, 2003, the Company had not disclosed that the Board of Directors of the Company had reconstituted the Audit Committee and the Governance and Nominating Committee in March 2003, to have Mr. Ratoff end his service on both committees effective on the date of the Annual Meeting of Stockholders. Results of the voting were as follows:

	Votes Cast for
Director	the Director	Votes Withheld

Steven B. Ratoff	8,576,414	4,802,425
John M. Siebert, Ph.D.	13,275,176	103,663
John F. Chappell	12,886,610	492,229
Steven D. Cosler	12,823,835	555,004
Terrence W. Glarner	13,006,848	371,991
Joseph R. Robinson, Ph.D.	12,896,535	482,304

There were no abstentions and no broker non-votes.

The proposal to approve the selection of Ernst & Young LLP as the independent public accountants for the Company was approved by the Company’s stockholders. A total of 12,915,767 shares of the Company’s common stock were voted in favor of the proposal, 453,575 shares of the Company’s common stock were voted against the proposal and holders of 9,947 shares of the Company’s common stock abstained from voting. There were no broker non-votes. The proposal to approve the selection of Ernst & Young LLP as the independent public accountants for the Company received approximately ninety-six and one-half percent of the vote cast.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Document	Method of Filing

2.1	Agreement and Plan of Merger, dated as of August 5, 2003, by and between aaiPharma Inc., a Delaware corporation, CIMA LABS INC., a Delaware corporation, Scarlet Holding Corporation, a Delaware corporation, Scarlet Mergerco, Inc., a Delaware corporation, and Crimson Mergerco, Inc., a Delaware corporation	(1)
3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(2)
3.2	Third Restated Bylaws of CIMA	(3)
4.1	Form of Certificate of Common Stock	(4)
4.2	Amended and Restated Rights Agreement, dated as of June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A.	(5)
4.3	Amendment to Amended and Restated Rights Agreement dated as of August 5, 2003	(1)
10.1	Development, Commercialization and License Agreement, dated as of June 26, 2003, by and between CIMA and an undisclosed company *	Filed herewith
10.2	Compensation Agreement, dated August 22, 2001, by and between CIMA, Joseph R. Robinson and Jonathan Eichman	Filed herewith
10.3	Amended and Restated Letter Agreement, dated June 23, 2003, between CIMA and John M. Siebert #	Filed herewith
10.4	Amendment #1 to Development, License and Supply Agreement, last executed on May 2, 2003, by and between Schering-Plough Ltd. and CIMA *	Filed herewith
10.5	Letter Agreement, dated August 29, 2002, between CIMA and IPR Pharmaceuticals Inc.	Filed herewith
10.6	Letter Agreement, dated January 31, 2001, among CIMA, Organon (International) AG and N.V. Organon	Filed herewith
10.7	Amendment No. 5 dated August 28, 2002 to that certain Development and License Agreement dated as of August 1, 2001 by and between CIMA and Aventis Pharmaceuticals Inc. *	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Steven B. Ratoff	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James C. Hawley	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*     Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

# Denotes management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)  Filed as an exhibit to the Company’s Report on Form 8-K, filed August 6, 2003, File No. 0-24424, and incorporated herein by reference.

(2)  Filed as an exhibit to the Company’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(3)  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(4)  Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(5)  Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424, and incorporated herein by reference.

(b) Reports on Form 8-K

On July 31, 2003 the Company filed a copy of a press release issued on July 31, 2003 on Form 8-K. The press release announced the Company’s second quarter earnings and contained non-GAAP (generally accepted accounting principles) financial disclosure regarding the Company’s income tax provision. Pro forma financial information was provided.

On August 6, 2003 the Company filed a Report on Form 8-K to report that it had entered into an Agreement and Plan of Merger, dated as of August 5, 2003, by and between aaiPharma Inc., a Delaware corporation, the Company, Scarlet Holding Corporation, a Delaware corporation, Scarlet Mergerco, Inc., a Delaware corporation, and Crimson Mergerco, Inc., a Delaware corporation.

On August 7, 2003 the Company filed a Report on Form 8-K to report that in a web-cast conference call the Company had announced certain financial information relating to its results of operations and financial condition for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC. Registrant

Date: August 14, 2003	By	/s/ James C. Hawley James C. Hawley Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer, duly authorized to sign on behalf of the registrant)

Exhibit Index

Exhibit	Description of Document

10.1	Development, Commercialization and License Agreement, dated as of June 26, 2003, by and between CIMA and an undisclosed company*
10.2	Compensation Agreement, dated August 22, 2001, by and between CIMA, Joseph R. Robinson and Jonathan Eichman
10.3	Amended and Restated Letter Agreement, dated June 23, 2003, between CIMA and John M. Siebert #
10.4	Amendment #1 to Development, License and Supply Agreement, last executed on May 2, 2003, by and between Schering-Plough Ltd. and CIMA *
10.5	Letter Agreement, dated August 29, 2002, between CIMA and IPR Pharmaceuticals Inc.
10.6	Letter Agreement, dated January 31, 2001, among CIMA, Organon (International) AG and N.V. Organon
10.7	Amendment No. 5 dated August 28, 2002 to that certain Development and License Agreement dated as of August 1, 2001 by and between CIMA and Aventis Pharmaceuticals Inc. *
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Steven B. Ratoff
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James C. Hawley
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

# Denotes management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.