Form 10-Q
period 2003-09-30
CIMA LABS INC
filed 2003-11-13
CIK 833298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-24424

CIMA LABS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1569769 (I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN 55344-9361 (Address of principal executive offices and zip code)	(952) 947-8700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,522,740

(Class)	(Outstanding at October 31, 2003)

INDEX
CIMA LABS INC.

Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K	28
	Signature	30
	Exhibit Index	31

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CIMA LABS INC.
Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2003	2002
	(Unaudited)	(See note)

Assets
Current assets:
Cash and cash equivalents	$42,253	$26,102
Available-for-sale securities	38,297	45,093
Trade accounts receivable, net	14,901	14,621
Interest receivable	1,056	1,119
Inventories, net	7,548	4,082
Deferred taxes	3,790	3,790
Prepaid expenses and other assets	1,328	944

Total current assets	109,173	95,751

Other assets:
Available-for-sale securities	49,351	60,486
All other, net	6,008	8,042

Total other assets	55,359	68,528

Property and equipment:
Property, plant and equipment	87,200	73,419
Accumulated depreciation	(15,675)	(12,345)

	71,525	61,074

Total assets	$236,057	$225,353

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,878	$8,755
Accrued compensation	1,930	2,118
Accrued expenses	3,321	637
Deferred revenue	142	542

Total current liabilities	11,271	12,052

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized; 15,127 and 14,870 shares issued and outstanding (including 619 treasury shares), respectively	151	149
Additional paid-in capital	243,719	240,027
Accumulated deficit	(572)	(8,386)
Accumulated other comprehensive income	1,488	1,511
Treasury stock	(20,000)	(20,000)

Total stockholders’ equity	224,786	213,301

Total liabilities and stockholders’ equity	$236,057	$225,353

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

CIMA LABS INC.
Income Statements
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
Net sales	$13,345	$6,094	$35,665	$14,971
Product development fees and licensing	1,364	3,242	4,561	8,609
Royalties	5,628	3,205	15,056	7,544

	20,337	12,541	55,282	31,124

Operating expenses:
Cost of goods sold	9,484	4,913	24,686	11,941
Research and product development	3,608	3,328	8,818	7,783
Selling, general and administrative	2,857	1,983	9,036	5,627
Merger-related	3,458	—	3,708	—

	19,407	10,224	46,248	25,351

Operating income	930	2,317	9,034	5,773

Other income:
Investment income	730	1,442	2,594	5,113
Other income	27	8	78	13

	757	1,450	2,672	5,126

Income before provision for income taxes	1,687	3,767	11,706	10,899
Provision for income taxes (benefit)	715	(616)	3,892	(1,056)

Net income	$972	$4,383	$7,814	$11,955

Net income per share:
Basic	$.07	$.31	$.54	$.84
Diluted	$.07	$.30	$.53	$.82

Weighted average shares outstanding:
Basic	14,488	14,209	14,382	14,172
Diluted	14,881	14,598	14,739	14,598

     See accompanying notes.

CIMA LABS INC.

Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$7,814	$11,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,450	2,349
Income tax benefit of stock options exercised	1,253	1,677
Deferred income taxes	2,015	(3,275)
Gain on sale of investment securities	—	(639)
Changes in operating assets and liabilities:
Accounts receivable	(280)	(1,280)
Interest receivable	63	732
Inventories	(3,466)	431
Prepaid expenses and other assets	77	(148)
Accounts payable	(2,877)	7,557
Accrued expenses and other	2,496	560
Deferred revenue	(400)	(352)

Net cash provided by operating activities	10,145	19,567

Investing activities:
Purchases of property, plant and equipment	(13,781)	(26,941)
Patents and trademarks	(100)	(149)
Purchases of available-for-sale securities	(21,230)	(73,133)
Proceeds from sales of available-for-sale securities	38,676	105,348

Net cash provided by investing activities	3,565	5,125

Financing activities:
Proceeds from exercises of stock options	2,298	430
Purchases of treasury stock	—	(2,144)
Issuance of common stock related to employee stock purchase plan	143	137

Net cash provided by (used in) financing activities	2,441	(1,577)

Increase in cash and cash equivalents	16,151	23,115
Cash and cash equivalents at beginning of period	26,102	1,880

Cash and cash equivalents at end of period	$42,253	$24,995

     See accompanying notes.

CIMA LABS INC.
Notes to Financial Statements
(Unaudited)
(in thousands, except per share data)

1. Basis of Presentation
CIMA LABS INC. (the “Company”), a Delaware corporation, develops and manufactures orally disintegrating tablets and enhanced-absorption oral drug delivery systems. The Company operates within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s leading proprietary orally disintegrating tablet technologies, allow an active drug ingredient, which is frequently taste-masked, to be formulated into a new, orally disintegrating dosage form that dissolves quickly in the mouth without chewing or the need for water. The Company is also developing enhanced oral drug delivery technologies and independently developing new products based on its oral drug delivery technologies. The Company enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. The Company currently manufactures six pharmaceutical brands for its partners incorporating its proprietary orally disintegrating tablet technologies. Revenues are comprised of three components: net sales of products the Company manufactures for pharmaceutical partners; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation, have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2. Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. Investments
The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of September 30, 2003 and December 31, 2002, the amortized cost and estimated market value of available-for-sale securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2003:
Asset backed securities	$26,429	$325	$12	$26,742
Corporate bonds and notes	35,560	613	—	36,173
Non-US corporate obligations	6,569	51	—	6,620
U.S. government securities	18,063	73	23	18,113

Totals — September 30, 2003	$86,621	$1,062	$35	$87,648

As of December 31, 2002:
Asset backed securities	$35,230	$447	$—	$35,677
Corporate bonds and notes	54,311	915	16	55,210
Non-US corporate obligations	8,997	64	1	9,060
U.S. government securities	5,530	102	—	5,632

Totals — December 31, 2002	$104,068	$1,528	$17	$105,579

4. Stock Based Compensation
The Company accounts for its stock plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the requirements of FASB Statement No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of that statement to stock based compensation:

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income, as reported	$972	$4,383	$7,814	$11,955
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	1,411	2,444	3,546	6,650

Pro forma net income	$(439)	$1,939	$4,268	$5,305

Net income per share:
Basic—as reported	$.07	$.31	$.54	$.84
Basic—pro forma	$(.03)	$.14	$.30	$.37

Diluted—as reported	$.07	$.30	$.53	$.82
Diluted—pro forma	$(.03)	$.13	$.29	$.36

5. Income Per Share
Income per share for the three and nine months ended September 30, 2003 and 2002 are summarized in the following table:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Numerator:
Net income	$972	$4,383	$7,814	$11,955
Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	14,488	14,209	14,382	14,172
Effect of dilutive stock options	393	389	357	426

Denominator for diluted earnings per share — weighted average shares outstanding	14,881	14,598	14,739	14,598

Basic earnings per share	$.07	$.31	$.54	$.84
Diluted earnings per share	$.07	$.30	$.53	$.82

6. Comprehensive Income
Comprehensive income consists of net income, fair value of forward contracts and net unrealized gains (losses) on available-for-sale securities.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income	$972	$4,383	$7,814	$11,955
Fair value of forward contracts	87	—	461	—
Unrealized gain (loss) on available-for-sale securities	(325)	854	(484)	(356)

Total comprehensive income	$734	$5,237	$7,791	$11,599

7. Inventories
Inventories are stated at the lower of cost (first in, first out) or fair market value.

	September 30, 2003	December 31, 2002

Raw materials	$4,883	$2,714
Work-in-process	633	116
Finished goods	2,032	1,252

	$7,548	$4,082

8. Tax Expense
Provisions for income taxes for the three- and nine-month periods ended September 30, 2003 reflect provisions for U.S. federal and state income taxes. At December 31, 2002, the Company had a valuation reserve of $6,408 resulting in a net deferred tax asset of $11,414. As of September 30, 2003, the Company had a valuation reserve of $4,320 resulting in a net deferred tax asset of $9,399.

9. Segment Information — Major Customers
The Company operates within a single segment: the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products the Company manufactures for pharmaceutical partners; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

Revenues from major customers are as follows:

	For the Three Months Ended				For the Nine Months Ended

	September 30,		September 30,		September 30,		September 30,
	2003		2002		2003		2002

Revenues:
AstraZeneca	$2,572	12.6%	$2,538	20.2%	$7,957	14.4%	$6,344	20.4%
Novartis	1,987	9.8%	1,784	14.2%	3,673	6.6%	4,685	15.1%
Organon	7,658	37.7%	4,660	37.2%	23,013	41.6%	10,912	35.1%
Schwarz Pharma	831	4.1%	2,138	17.1%	4,005	7.2%	5,940	19.1%
Wyeth	6,382	31.4%	214	1.7%	14,617	26.4%	314	1.0%
Other	907	4.4%	1,207	9.6%	2,017	3.8%	2,929	9.3%

Total	$20,337	100%	$12,541	100%	$55,282	100%	$31,124	100%

Trade accounts receivable at September 30, 2003 of approximately $14,900 were comprised primarily of the following customers: Organon (35%), Wyeth (26%), and AstraZeneca (15%).

All of the Company’s assets and operations are located in the U.S. While the Company does not directly conduct its activities outside the U.S., it considers international revenues to be those arising from shipments ultimately destined for non-U.S. end-users and revenues from royalties generated by non-U.S. sales by partners.

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues by source:
U.S	$14,339	$9,830	$35,014	$24,260
International	5,998	2,711	20,268	6,864

Total revenues	$20,337	$12,541	$55,282	$31,124

10. Reclassifications
Certain amounts presented in the 2002 financial statements have been reclassified in order to conform to the 2003 presentation. These reclassifications have no impact on the net income or stockholders’ equity as previously reported.

11. Merger with aaiPharma Inc.
The Company entered into an Agreement and Plan of Merger dated August 5, 2003, by and among the Company, aaiPharma Inc. (“aaiPharma”), Scarlet Holding Corporation, Scarlet MergerCo, Inc. and Crimson MergerCo, Inc. (the “CIMA/aaiPharma Agreement”). Under the terms of the CIMA/aaiPharma Agreement, a newly-formed holding company was formed to acquire all of the outstanding shares of each company and each company would become a wholly-owned subsidiary of the holding company. Under the CIMA/aaiPharma Agreement, each share of the Company’s common stock would have been exchanged for 1.3657 shares of the holding company’s common stock. See Note 12 below.

12. Subsequent Event

On November 3, 2003, the Company announced that it terminated the CIMA/aaiPharma Agreement and paid to aaiPharma a termination fee of $11,500 as required by the agreement.

Following the termination of the CIMA/aaiPharma Agreement, the Company, Cephalon, Inc., a Delaware corporation (“Cephalon”), and C MergerCo, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Cephalon (“C MergerCo”), entered into an Agreement and Plan of Merger, dated as of November 3, 2003 (the “CIMA/Cephalon Agreement”). Pursuant to the CIMA/Cephalon Agreement, Cephalon will acquire the Company through the merger of C MergerCo with and into the Company, with the Company surviving as a wholly-owned subsidiary of Cephalon (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase the Company’s common stock, whether or not vested or exercisable, will be converted into the right to receive an amount of cash equal to $34.00 less the exercise price for each share underlying such option. If the CIMA/Cephalon Agreement is terminated under certain circumstances, the Company may be required to pay Cephalon a termination fee and expenses up to $16,250.

The Merger is subject to approval by the Company’s stockholders, as well as regulatory approvals and the satisfaction of other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make many statements in this Quarterly Report on Form 10-Q under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, that are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend, plan and other similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss under the heading “Factors That Could Affect Future Results” and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business.

These forward-looking statements include statements relating to the expected growth in operating revenues for 2003 and changes in components of revenues for 2003; the expected increases of gross profits and gross profit margins; the expected decrease in other income; the timing for recognition of our remaining tax benefits; the timing for completion of improvements to our Brooklyn Park R&D center, including the construction and operation of a second site for manufacturing; future expense levels; the timing of availability and expected mix of products; expected demand for products using our technologies; the adequacy of our production capacity, including plans to expand our capacity; the adequacy of our cash and cash reserves; the timing of the closing of the merger transaction with Cephalon, Inc.; the expected amount of merger-related expenses; and future research and development activities and funding relating to our current or new technologies. We do not undertake any obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We enter into collaborative agreements with pharmaceutical companies to develop and manufacture products based on our proprietary OraSolv and DuraSolv orally disintegrating tablet technologies. We currently manufacture six pharmaceutical brands utilizing our orally disintegrating tablet technologies: three prescription and three over-the-counter (“OTC”) brands. The three prescription products are AstraZeneca’s Zomig-ZMT and its equivalent for non-U.S. markets, Remeron SolTab for Organon, and NuLev for Schwarz Pharma. The OTC products are Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, and Alavert for Wyeth. We are also currently developing other oral drug delivery technologies for ourselves and for others. We operate within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture for pharmaceutical companies using our proprietary orally disintegrating tablet technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under license from us.

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

Recent Event

On November 3, 2003, the Company announced that it terminated that certain Agreement and Plan of Merger dated August 5, 2003, by and among the Company, aaiPharma Inc. (“aaiPharma”), Scarlet Holding Corporation, Scarlet MergerCo, Inc. and Crimson MergerCo, Inc. (the “CIMA/aaiPharma Agreement”). In connection with the termination of the CIMA/aaiPharma Agreement, the Company paid to aaiPharma a termination fee of $11.5 million as required by the agreement.

Following the termination of the CIMA/aaiPharma Agreement, the Company, Cephalon, Inc., a Delaware corporation (“Cephalon”), and C MergerCo, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Cephalon (“C MergerCo”), entered into an Agreement and Plan of Merger, dated as of November 3, 2003 (the “CIMA/Cephalon Agreement”). Pursuant to the CIMA/Cephalon Agreement, Cephalon will acquire the Company through the merger of C MergerCo with and into the Company, with the Company surviving as a wholly-owned subsidiary of Cephalon (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase the Company’s common stock, whether or not vested or exercisable, will be converted into the right to receive an amount of cash equal to $34.00 less the exercise price for each share underlying such option. The completion of the Merger is subject to several customary closing conditions, including the approval of the CIMA/Cephalon Agreement by the Company’s stockholders and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In connection with the CIMA/Cephalon Agreement, the Company entered into an amendment (the “Rights Agreement Amendment”) to its Amended and Restated Rights Agreement dated as of September 26, 2001, as amended on August 5, 2003 (the “Rights Agreement”). The Rights Agreement Amendment clarifies that the execution of the CIMA/Cephalon Agreement or the consummation of the transactions contemplated thereby will not trigger the Rights Agreement by providing, among other matters, that neither Cephalon or C MergerCo will become an “acquiring person” under the Rights Agreement.

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

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. As of December 31, 2002, the Company had a valuation reserve of $6.4 million resulting in a net deferred tax asset of $11.4 million. As of September 30, 2003, the Company had a valuation reserve of $4.3 million resulting in a net deferred tax asset of $9.4 million.

Results of Operations

Three and Nine Month Periods Ended September 30, 2003 and 2002

Components of revenue, expenses, and net income as a percentage of total operating revenue for the three and nine month periods ended September 30 were as follows:

	Three Months ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	65%	48%	65%	48%
Product development fees & licensing revenues	7%	26%	8%	28%
Royalty revenues	28%	26%	27%	24%
Cost of goods sold	47%	39%	45%	38%
Research & product development expenses	18%	27%	16%	25%
Selling, general & administrative expenses	14%	16%	16%	18%
Merger related expenses	17%	—	7%	—
Net income*	5%	35%	14%	38%

* Net income for the three and nine months ended September 30, 2003 reflected tax expense provisions of $715,000 and $3.9 million, respectively; whereas net income for the three and nine months ended September 30, 2002 reflected a tax benefit of $617,000 and $1.1 million, respectively.

Operating Revenues. Total operating revenues for the third quarter ended September 30, 2003 were $20.3 million, an increase of $7.8 million, or 62%, over the same period in 2002. The third quarter increases in total operating revenues resulted from increases in two out of three of our revenue components: revenues from the sales of products we manufacture and sell to our pharmaceutical company partners and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us. The third source of our revenues, product development fees and licensing revenue, declined from the third quarter of 2002. For the nine months ended September 30, 2003, total operating revenues were $55.3 million, an increase of $24.2 million, or 78%, over the same period of 2002. The changes for the nine-month period by revenue component followed the same pattern as the quarter. For additional information, readers are directed to Note 9 in the Notes to Financial Statements in this Form 10-Q.

Generally speaking, we respond to the product demand forecasts of our pharmaceutical partners. Accordingly, sales of manufactured products to our pharmaceutical partners may vary from period to period based on our partners’ demand. In the third quarter of 2003, revenues from net sales of products we manufacture for our pharmaceutical partners were $13.3 million, an increase of $7.3 million, or 119%, over the same period of 2002. The increase was primarily due to production of Alavert for Wyeth which was launched in December 2002, higher manufacturing volumes of Remeron SolTab for Organon (sales increased 40%) and Triaminic Softchews for Novartis (sales increased 23%), partially offset by lower revenues from production of Zomig for AstraZeneca (sales decreased 37%) and NuLev for Schwarz Pharma (sales decreased 52%). Excluding the sales of Alavert to Wyeth, the third quarter sales increase related to product lines in existence for more than one year was 24%. For the nine months ended September 30, 2003, revenues from net sales of products we manufacture for our pharmaceutical partners were $35.7 million, an increase of $20.7 million, or 138%, versus the first nine months of 2002. The increase was due to revenues from production of Alavert for Wyeth, and increased volumes of Remeron SolTabs for Organon (sales increased 102%) and NuLev for Schwarz (sales increased 21%) offset in part by declines in volume of Triaminic Softchews for Novartis (sales decreased 13%) and Zomig for AstraZeneca (sales decreased 11%). Excluding the sales of Alavert to Wyeth, the first nine months sales related to product lines in existence for more than one year increased 56%. For the full year 2003, we expect revenues from net sales of products we manufacture for our pharmaceutical partners to more than double from 2002. Sales of branded prescription products to our pharmaceutical company partners (Organon, AstraZeneca, and Schwarz Pharma) increased over $8.7 million and represented 56% of our total product sales in the first nine months of 2003, compared with 76% the first nine months of 2002. Over-the-counter product sales to our pharmaceutical company partners (Wyeth, Novartis, and Bristol

Myers-Squibb) increased nearly $12.0 million and accounted for 44% of total product sales compared with 24% in the first nine months of last year. We expect lower contributions to our revenues from prescription products and higher contributions from over-the-counter products for the full year 2003 compared to 2002, although the contributions may vary by quarter.

Revenues from product development fees and licensing were $1.4 million in the third quarter of 2003, a decrease of $1.8 million, or 58%, from the same period of 2002. This decrease resulted from a maturing of certain agreements for proposed new products, including our achievement of certain milestones under existing agreements. The timing of product development fees and licensing revenues can vary based on the nature and scope of the activities being performed. The majority of revenues for both years was related to the seven product development project with Schwarz Pharma. Activities on behalf of Alamo contributed approximately equal percentages to 2003 and 2002. We are actively pursuing new development agreements while increasing efforts in support of our proprietary compounds. For the first nine months of 2003, revenues from product development fees and licensing were $4.6 million, a decrease of $4.0 million, or 47%, from the first nine months of 2002. The same factors that caused a decrease in the third quarter affected revenues in the nine-month period. For 2003, we expect combined revenues attributable to product development fees and licensing to range from 50% to 60% less than full-year 2002 levels. In May 2003, we agreed to reschedule and reconfigure as future milestone payments certain product development fees payable by Schering Plough, which has the effect of delaying revenues from 2003 to 2004 and 2005.

We receive royalties based upon our pharmaceutical partners’ end-product sales into their respective markets. Revenues from royalties were $5.6 million in the third quarter of 2003, an increase of $2.4 million or 76% over the same quarter of 2002. The increase was due primarily to increased end-customer sales by Organon of Remeron SolTab (a 144% increase), by AstraZeneca of Zomig Rapimelt (the non-U.S. equivalent of Zomig-ZMT) in Europe and Zomig-ZMT in the United States (a 19% increase), and by Wyeth’s introduction of Alavert in the fourth quarter of 2002. Royalties related to partner-marketed product lines in existence for more than 12 months increased 56% in the third quarter. For the nine months ended September 30, 2003, revenues from royalties were $15.1 million, an increase of $7.5 million, or 100% versus the first nine months of 2002. Royalties related to partner-marketed product lines in existence for more that 12 months increased 70% in the first nine months of 2003. The increase for the nine months was caused by the same factors as the third quarter (Organon increased 144% and AstraZeneca increased 42%). For 2003, we expect royalties to increase by 80% to 90% from 2002 levels.

Cost of goods sold. Cost of goods sold was $9.5 million and $24.7 million in the third quarter and first nine months of 2003, respectively, compared to $4.9 million and $11.9 million, respectively, for the same periods of 2002. These increases were primarily due to additional labor and materials related to higher production volumes over the same periods in 2002. In the first three quarters of the year, material costs increased by approximately $8.3 million, or about 152%, largely in line with the 138% increase in net sales revenue, but marginally higher due to the cost of the active ingredient (loratadine) in the Alavert product manufactured for Wyeth. Labor costs were up approximately $1.1 million, or about 93%, reflecting better efficiencies on the higher net sales volume. Overhead was up approximately $4.5 million, or about 70%, reflecting the high overhead absorption from running at nearly full capacity in the nine months of 2003. For 2003, we expect cost of goods sold to increase from 2002 levels in terms of dollar amount, but to decrease as a percentage of net sales as we continue to run at full capacity for the balance of the year.

Gross profit on product sales was $3.9 million and $11.0 million in the third quarter and first nine months of 2003, compared to $1.1 million and $3.0 million, respectively, in the same periods of 2002. Gross margins on product sales were 29% and 31% of total product sales in the third quarter and first nine months of 2003 compared with 19% and 20%, respectively, for the same periods of 2002. For the first nine months of 2003, nearly all of this improvement is due to higher manufacturing efficiencies from full capacity utilization, as manufacturing volume has increased by over 106% while overhead spending has risen only 43%. For the full year of 2003, we expect gross profits on product sales to increase from 2002 levels in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $3.6 million in the third quarter of 2003, an increase of $280,000, or 8.4%, over the same period of 2002. For the first nine months of 2003, research and product development expenses were $8.8 million, an increase of $1.0, or 13.3% over the first nine months of 2002. The increase in the first nine months was due primarily to additional staffing (approximately $850,000), infrastructure investments (approximately $650,000), increased energy costs (approximately $150,000), and outside testing services ($125,000), offset partly by reduced external spending on development projects (approximately $100,000) and reduced spending on materials used in creating prototypes ($700,000). For 2003, we expect research and product development expenses to increase by 20% to 25% from 2002 levels due to increased development efforts and clinical trial costs related to our proprietary products, increased staffing costs, and higher infrastructure costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.9 million in the third quarter of 2003, an increase of $874,000, or 44.1%, over the third quarter of 2002. This increase was due primarily to costs associated with increased professional staffing and payroll related costs (approximately $480,000), increased employee headcount related expenses (approximately $150,000), property and insurance expense (approximately $100,000), increased advertising and promotion costs (approximately $115,000), and management transition costs (approximately $25,000). For the first nine months of 2003, selling, general and administrative expenses were $9.0 million, an increase of $3.4 million, or 60.6% over the first nine months of 2002. The increase in the first nine months was due primarily to costs associated with increased legal fees (approximately $1.0 million), increased professional staffing and payroll related costs (approximately $1.1 million), management transition costs (approximately $375,000), increased employee headcount related expenses (approximately $350,000), property and business insurance costs (approximately $215,000), increased advertising and promotion costs (approximately $150,000), and efforts to comply with the Sarbanes-Oxley Act (approximately $100,000). For 2003, we expect selling, general and administrative expenses to increase by more than 60% from 2002 levels due to increased legal fees, increased professional staffing costs, management transition costs, property and business insurance costs and costs of efforts to comply with the Sarbanes-Oxley Act.

Merger-related expenses. Merger-related expenses were $3.5 million in the third quarter of 2003 and $3.7 million for the first nine months of 2003. For the remainder of 2003, transaction related costs associated with the terminated merger agreement with aaiPharma and preparation for the merger with Cephalon are expected to require expenditures of $13-15 million in the fourth quarter of 2003, $12.5 million of which is attributable to the $11.5 million termination fee paid to aaiPharma and a fee paid to the Company’s investment bankers in connection with the delivery of a fairness opinion relating to the Cephalon transaction. Depending on the progress of the Cephalon transaction during the fourth quarter, there could be differing levels of legal costs, advisory costs related to our performance of due diligence activities and regulatory filings, and other transaction-related costs.

Other income (expense). Other income was $757,000 and $2.7 million in the third quarter and first nine months of 2003, respectively, a decrease of $692,000 and $2.5 million from the comparable periods of 2002, respectively. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The decrease from 2002 levels was due primarily to lower interest rates on our investments and lower levels of cash available for investment. For 2003, we expect other income to decrease by 40% to 50% from 2002 levels due to lower interest rates and expected capital expenditures that will reduce the level of cash available for investment.

Provision for income taxes. 2003 is the first year since turning profitable in the fourth quarter of 1999 that we have reported a provision for income tax expense on our income statement. The provision for income tax expense for the quarter ended September 30, 2003 was $715,000, compared with a tax benefit of $617,000 recognized in the third quarter of 2002. For the nine months ended September 30, 2003, the tax provision recorded was $3.9 million, compared to a tax benefit of $1.1 million for the first nine months of 2002. We have recognized approximately $1.2 million of U.S. tax credits related to the utilization of net operating loss carryforwards in the third quarter of 2003 and $1.9 million in the first nine months of 2003 from the years when we were not profitable. Without these credits, our cumulative tax expense since turning profitable would have been approximately $20.1 million, based on an effective tax rate of 37.5%.

The effective tax rate of 42.4% used in computing net income in the third quarter resulted from the assumed non-deductibility of merger-related expenses related to our strategic transaction with aaiPharma, offset in part by recognition of tax benefits from net operating loss carryforwards. As discussed elsewhere in this Form 10-Q, the merger agreement with aaiPharma was terminated on November 3, 2003, and the expenses associated with that transaction now will be treated as deductible. We expect that the recharacterization of those third quarter merger expenses and additional expenses associated with the aaiPharma transaction (including the $11.5 million termination fee paid by the Company) will have a significant impact on the fourth quarter and full year 2003 effective tax rate. This impact has not yet been quantified.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing, and royalties.

Working capital increased from $83.7 million at December 31, 2002 to $97.9 million at September 30, 2003, primarily due to an increase in cash and the current portion of available-for-sale securities. Cash and available-for-sale securities, including both current and non-current securities, were $129.9 million at September 30, 2003, down from $131.7 million at December 31, 2002. Capital expenditures during the first nine months of 2003 totaled $13.8 million. These expenditures were essentially funded by cash generated from operating activities. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During 2003, we plan to spend approximately $25 million to complete various improvement projects at our Eden Prairie manufacturing facility and our Brooklyn Park R&D center. These projects include: the addition of a production line in Eden Prairie for products requiring blister packaging in response to the increased demand by our pharmaceutical company partners for manufactured products; and the establishment of a second manufacturing site in our Brooklyn Park facility to provide bottling production capabilities. We expect the Brooklyn Park manufacturing site to be operational in late 2003. In addition to these improvement projects, we expect to fund additional product development activities related to our OraVescent technology. Transaction related costs associated with the terminated merger agreement with aaiPharma and preparation for the merger with Cephalon are expected to require expenditures of $13-15 million in the fourth quarter of 2003, $12.5 million of which is attributable to the $11.5 million termination fee paid to aaiPharma and a fee paid to the Company’s investment bankers in connection with the delivery of a fairness opinion relating to the Cephalon transaction. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

Factors That Could Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-Q. You should also consider carefully the proxy statement regarding our proposed transaction with Cephalon, Inc. when it becomes available because it will contain important information about the transaction. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations.

Our Business And Stock Price May Suffer Prior To Completion Of, Or If We Do Not Complete The Proposed Transaction With Cephalon.

     If the transaction with Cephalon is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to seeking to complete the transaction;

•	if the merger agreement is terminated under certain conditions, we may be required to pay Cephalon termination fees and expenses of up to $16.25 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the transaction will be completed;

•	we must pay various costs related to the transactions, such as our legal, investment advisor and accounting fees; and

•	if our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to enter into a transaction with more favorable terms and conditions than that agreed to by Cephalon.

     The announcement of the planned transaction with Cephalon, and related uncertainty concerning our future, may make it more difficult for us to enter into long-term relationships with certain pharmaceutical company partners and other third parties, which could have an adverse effect on our revenues.

     Third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with us in anticipation or as a result of the transaction. Speculation regarding the likelihood of the closing of the transaction with Cephalon could increase the volatility of the price of our common stock.

     We intend to comply with the securities and antitrust laws of the United States and any other jurisdiction in which the proposed transaction is subject to review. The reviewing authorities may seek to impose conditions before giving their approval or consent to the transaction.A delay in obtaining the necessary regulatory approvals will delay the completion of the transaction. We have not yet obtained any governmental or regulatory approvals required to complete the transaction. We may be unable to obtain these approvals or to obtain them within the timeframe contemplated by the merger agreement.

The Loss Of One Of Our Top Four Major Customers Could Reduce Our Revenues Significantly.

     Revenues from AstraZeneca, Organon, Schwarz Pharma, and Wyeth together represented approximately 90% and 76% of our total revenues for the first nine months of 2003 and 2002, respectively. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for a significant portion of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

We Rely On Third Parties To Market, Distribute And Sell The Products Incorporating Our Drug Delivery Technologies, And Those Third Parties May Not Perform, Or The Sales Of Those Products May Be Affected By Factors Beyond The Control Of Those Third Parties.

     Our pharmaceutical company partners market and sell the products we develop and manufacture for them. If one or more of our pharmaceutical company partners fails to pursue the marketing of products incorporating our technology as planned, our revenues and gross profits may not reach our expectations, or may decline. We often cannot control the timing and other aspects of the development of products incorporating our technologies because our pharmaceutical company partners may have priorities that differ from ours. Therefore, commercialization of products under development may be delayed unexpectedly. Because we incorporate our drug delivery technologies into the oral dosage forms of products marketed and sold by our pharmaceutical company partners, we do not have a direct marketing channel to consumers for our drug delivery technologies. The marketing organizations of our pharmaceutical company partners may be unsuccessful or they may assign a low level of priority to the marketing of products that incorporate our drug delivery technologies. Further, they may discontinue marketing the products that incorporate our drug delivery technologies. If marketing efforts for our products are not successful, our revenues may fail to grow as expected or may decline.

     For the year ended December 31, 2002, net sales from manufacturing and royalties from our partners’ sales of our top four products accounted for approximately 71% of our operating revenues. For the nine months ended September 30, 2003, net sales from manufacturing and royalties from our partners’ sales of our top four products accounted for approximately 89% of our total operating revenues. Our top four products are AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Organon’s Remeron SolTab and its equivalent for markets outside the U.S., Wyeth’s Alavert and Novartis’ Triaminic Softchews. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of Remeron SolTab and its non-U.S. equivalents, Zomig-ZMT and its non-U.S. equivalents, and Alavert:

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

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products, And We May Lose Revenues.

     We must increase our production capacity to meet expected demand for our products. We currently have two production lines at our Eden Prairie facility for product requiring blister packaging, which collectively have an estimated annualized production capacity in excess of 500 million tablets. In 2003, we plan to add a third production line at our Eden Prairie facility, which is expected to be completed and commissioned in the first half of 2004. We also are installing a production line for bottled product at our Brooklyn Park facility, which is expected to be completed and commissioned in the fourth quarter of 2003. We estimate that the total annualized capacity for the production lines in Eden Prairie will increase from approximately 500 million to approximately 1.0 billion tablets after the third production line is completed and commissioned. We estimate that the total annualized capacity of the production line in Brooklyn Park will be approximately 700 million bottled tablets. If we are unable to increase our production capacity as scheduled or if our partners significantly increase their requirements for product deliveries prior to completing the scheduled increases in capacity, we may be required to allocate our production capacity until we have completed these capacity improvements. If this should happen, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

     Our operating revenues increased 78% in the first nine months of 2003, 46% in the year ended December 31, 2002, and 34% in the year ended December 31, 2001, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may incur losses, or our losses may increase in that period.

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

     On January 15, 2003, KV Pharmaceutical Company announced that it will begin marketing the first product utilizing its OraQuick orally disintegrating tablet technology. Hyoscyamine sulfate orally disintegrating tablets, 0.125 mg, is a prescription anticholinergic/antispasmodic product. This product is equivalent to and substitutable for NuLev, which we developed and manufacture for Schwarz Pharma. Due to the large number of variables, we are unable to predict the effect of this product introduction by KV Pharmaceutical on our business. For details regarding a lawsuit between KV Pharmaceutical and CIMA, see information under the heading “Legal Proceedings” contained elsewhere in this document.

     On January 27, 2003, Andrx Corporation and Perrigo Company announced that they have entered into a multi-year agreement for Andrx to supply Perrigo with Andrx’s over-the-counter orally disintegrating tablet formulation of loratadine, which is expected to be equivalent to and substitutable for Schering-Plough’s Claritin RediTabs and Wyeth’s Alavert. Andrx has received FDA approval of its Abbreviated New Drug Application for an orally disintegrating tablet formulation of loratadine. We developed and manufacture Alavert for Wyeth. Perrigo is one of the largest providers of store brand over-the-counter products in the U.S. In February 2003, Wyeth received its second FDA approval, an Abbreviated New Drug Application, for a DuraSolv loratadine product, which is identical to Alavert, but was initially intended for the prescription market. . Due to the large number of variables, we are unable to predict the exact timing and effect of such a product introduction by the Perrigo Company on our business, although Andrx has announced that it expects to begin shipping this product to Perrigo prior to year-end.

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

     Applicants for FDA approval often must submit extensive clinical data and supporting information to the FDA. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product. Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted new drug application, also may cause delays or rejection of an approval. In addition, prior to obtaining FDA approval for a product, the manufacturing facility for the product must be pre-approved by the FDA. Our failure to obtain FDA pre-approval of our manufacturing facilities could significantly delay or cause the rejection of FDA approval for products we and our pharmaceutical company partners intend to manufacture and sell. Even if the FDA approves a product, the approval may limit the uses or “indications” for which a product may be marketed, or may require further studies. The FDA also can withdraw product clearances and approvals for failure to comply with regulatory requirements or if unforeseen problems follow initial marketing.

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

     On August 1, 2003 the Minneapolis District Office of the FDA completed an inspection of our facilities that focused on compliance with current Good Manufacturing Practice regulations for manufacturers of pharmaceuticals. The FDA also conducted reviews under the Pre-Approval Inspection program related to three of our partners’ pending applications and collected profile samples. The FDA issued two form 483s at the close of the inspection that listed seven objectionable conditions. We provided a formal response to the Minneapolis District Office on September 2, 2003 that described our correction of each condition identified in the 483s. We believe that the corrections we implemented are adequate and substantially complete. Corrective actions are subject to verification and review at the next FDA inspection.

     Regarding the three pending applications that the Minneapolis District office reviewed under the Pre-Approval Inspection program, the Minneapolis District office issued a letter on August 22, 2003 documenting its District level approval recommendation to the FDA Center for Drug Evaluation and Research. The Minneapolis District Office’s recommendation is not binding on the FDA, and action by the FDA’s Center for Drug Evaluation and Research on our partners’ applications is required before approval is final. An approval recommendation by the Minneapolis District Office is a prerequisite to final approval by the FDA’s Center for Drug Evaluation and Research of an application.

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

Our Products May Contain Controlled And Potent Substances, The Supply And Manufacture Of Which May Be Limited Or Regulated By U.S. Government Agencies.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

     Although we were profitable for the year ended December 31, 2002, and continued to be profitable in the first nine months of 2003, we have accumulated aggregate net losses from inception of approximately $.6 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:
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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

     Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as coughs, colds, and allergies. Our pharmaceutical company partners may choose not to market those products in off-seasons and our sales and profits may decline in those periods as a result. In the first nine months of 2003, operating revenues from Wyeth and Novartis, which included revenues related to Alavert, an allergy medication, and Triaminic, a seasonal cough and cold product, represented nearly 33% of our total operating revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

If The Marketing Claims Asserted About Products Incorporating Our Technologies Are Not Approved, Our Revenues May Be Limited.

     Once a drug product incorporating our technologies is approved by the FDA, the Division of Drug Marketing, Advertising and Communication, the FDA’s marketing surveillance department within the Center for Drug Evaluation and Research, must approve marketing claims asserted about it by our pharmaceutical company partners. Marketing claims are the basis for a product’s labeling, advertising and promotion. If our pharmaceutical company partners fail to obtain from the Division of Drug Marketing, Advertising and Communication acceptable marketing claims for a product incorporating our drug delivery technologies, our revenues from that product may be limited. The claims our pharmaceutical company partners are asserting about our drug delivery technologies, or the drug product itself, may not be approved by the Division of Drug Marketing, Advertising and Communication.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2002, the closing sale price for our common stock ranged from $16.06 to $35.45. In the nine months ended September 30, 2003, the closing price for our common stock ranged from $18.19 to $30.16. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:
•	fluctuations in our operating results;
•	announcements of technological collaborations, innovations or new products by us or our competitors;
•	governmental regulations;
•	developments in patent or other proprietary rights owned by us or others;
•	public concern as to the safety of drugs developed by us or others;
•	the results of pre-clinical testing and clinical studies or trials by us or our competitors;
•	litigation;
•	the failure to consummate the proposed merger transaction between us and Cephalon;
•	decisions by our pharmaceutical company partners relating to the products incorporating our technologies;
•	actions by the FDA in connection with submissions related to the products incorporating our technologies; and
•	general market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at September 30, 2003, have remaining maturities of 43 months or less and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $87.6 million at September 30, 2003, and represented approximately 37% of total assets. The primary objective of our investment activities is to preserve capital. We have a contractual commitment to purchase assets for our new manufacturing line that is denominated in foreign currency, but we have entered into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of September 30, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 17, 2003, the Company and Schwarz Pharma filed a complaint in the United States District Court for the District of Minnesota against KV Pharmaceutical Company and its wholly-owned subsidiary Ethex Corporation. The complaint alleges that KV Pharmaceutical and Ethex are manufacturing and selling orally disintegrating hyoscyamine sulfate (0.125 mg) tablets in violation of one of the Company’s patents covering its DuraSolv technology. The Company manufactures NuLev, an orally disintegrating hyoscyamine sulfate (0.125 mg) product, for Schwarz pursuant to an exclusive license agreement. The Company and Schwarz are seeking an injunction against further infringement of the patent and compensatory damages. KV Pharmaceutical and Ethex have filed a counterclaim against the Company seeking a declaratory judgment that two of the Company’s patents are invalid, unenforceable, or not infringed. A motion for preliminary injunction filed by the Company and Schwarz is currently pending before the court.

CIMA and its directors have been named as defendants in five putative class action lawsuits filed in the Court of Chancery of the State of Delaware. The lawsuits, which were filed by Joseph Eichenbaum (C.A. No. 20523 filed on September 2, 2003), Joan Hartley (C.A. No. 20519 filed on September 2, 2003), Jere McGuire (C.A. No. 20525 filed on September 3, 2003), The Killen Group, Inc. (C.A. No. 20536 filed on September 9, 2003) and Howard Rose (C.A. No. 20552 filed on September 17, 2003), purported holders of our common stock filing individually and on behalf of all holders of our common stock, generally allege that the defendants breached fiduciary duties in connection with the proposed merger and with our board of directors’ response to the August 20, 2003 unsolicited proposal of Cephalon, Inc. to acquire CIMA. Among other things, the various plaintiffs seek to enjoin completion of the merger and to compel our board of directors to further consider Cephalon’s acquisition offer. The lawsuits were subsequently consolidated under Civil Action No. 20536-NC by order of the Court of Chancery on October 20, 2003. The time for the defendants to answer or move with respect to the consolidated action has not yet elapsed.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Document	Method of Filing

2.1	Agreement and Plan of Merger, dated as of November 3, 2003, by and between Cephalon, Inc., CIMA and C MergerCo, Inc.	(1)
3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(2)
3.2	Third Restated Bylaws of CIMA	(3)
4.1	Form of Certificate of Common Stock	(4)
4.2	Amended and Restated Rights Agreement, dated as of September 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A.	(5)
4.3	Amendment to Amended and Restated Rights Agreement dated as of August 5, 2003	(6)
4.4	Second Amendment to Amended and Restated Rights Agreement dated as of November 3, 2003	(1)
4.5	Certificate of Designation of Series A Junior Participating Preferred Stock	(7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Steven B. Ratoff	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James C. Hawley	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1) Filed as an exhibit to the Company’s Report on Form 8-K, filed November 4, 2003, File No. 0-24424, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Registration Statement on Form S-8, filed September 13, 2001, File No. 333-62954, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999, File No. 0-24424, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(5) Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424, and incorporated herein by reference.

(6) Filed as an exhibit to the Company’s Report on Form 8-K, filed August 6, 2003, File No. 0-24424, and incorporated herein by reference.

(7) Filed as Exhibit A to Exhibit 3 to the Company’s Registration Statement on Form 8-A, filed June 12, 2001, File No. 0-24424, and incorporated herein by reference.

(b) Reports on Form 8-K

On July 31, 2003, the Company filed a copy of a press release issued on July 31, 2003 on Form 8-K. The press release announced the Company’s second quarter earnings and contained non-GAAP (generally accepted accounting principles) financial disclosure. Pro forma financial information was provided.

On August 6, 2003, the Company filed a Report on Form 8-K to report that it had entered into an Agreement and Plan of Merger, dated as of August 5, 2003, by and between aaiPharma Inc., a Delaware corporation, the Company, Scarlet Holding Corporation, a Delaware corporation, Scarlet Mergerco, Inc., a Delaware corporation, and Crimson Mergerco, Inc., a Delaware corporation.

On August 7, 2003, the Company filed a Report on Form 8-K to report that in a web-cast conference call the Company had announced certain financial information relating to its results of operations and financial condition for the quarter ended June 30, 2003.

On August 25, 2003, the Company filed a Report on Form 8-K to report that it had received a letter from Cephalon, Inc. proposing an alternative transaction to the proposed merger of the Company and aaiPharma Inc.

On September 3, 2003, the Company filed a Report on Form 8-K to report that the Company sent a letter to Cephalon, Inc. stating that Cephalon’s cash proposal of $26.00 per share for the outstanding shares of the Company’s common stock does not represent a superior proposal to the stock-for-stock merger contemplated with aaiPharma Inc.

On September 11, 2003, the Company filed a Report on Form 8-K to report that it had received a letter from Cephalon, Inc. regarding Cephalon’s earlier proposal to acquire all outstanding shares of the Company’s common stock for $26.00 per share in cash.

On September 19, 2003, the Company filed a Report on Form 8-K to report that the Company’s board of directors concluded that Cephalon’s revised acquisition proposal did not constitute a Superior Proposal (as defined in the merger agreement entered into by and between CIMA and aaiPharma Inc.), but that there is a reasonable likelihood that Cephalon’s revised acquisition proposal would reasonably be expected to result in a Superior Proposal.

On October 16, 2003, the Company filed a Report on Form 8-K to report that it had received an unsolicited letter from a publicly held pharmaceutical company indicating an interest in pursuing a business combination with the Company.

On October 30, 2003, the Company filed a copy of a press release issued on October 30, 2003 on Form 8-K. The press release announced the Company’s third quarter earnings and contained non-GAAP (generally accepted accounting principles) financial disclosure. Pro forma financial information was provided.

On November 4, 2003, the Company filed a Report on Form 8-K to report that it had terminated the Agreement and Plan of Merger, dated as of August 5, 2003, by and between aaiPharma Inc., a Delaware corporation, the Company, Scarlet Holding Corporation, a Delaware corporation, Scarlet Mergerco, Inc., a Delaware corporation, and Crimson Mergerco, Inc., a Delaware corporation, and had paid to aaiPharma a termination fee of $11.5 million pursuant to the Agreement and Plan of Merger. The Company also reported that it had entered into an Agreement and Plan of Merger, dated as of November 3, 2003, by and between the Company, Cephalon, Inc., a Delaware corporation, and C MergerCo, Inc., a Delaware corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC.
Registrant

Date: November 13, 2003	By	/s/ James C. Hawley James C. Hawley Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer, duly authorized to sign on behalf of the registrant)

Exhibit Index

Exhibit	Description of Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Steven B. Ratoff
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James C. Hawley
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002