Form 10-K
period 2003-12-31
CIMA LABS INC
filed 2004-03-12
CIK 833298

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [    ]

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq National Market tier of The Nasdaq Stock Market on June 30, 2003 was $382,690,252. Common stock outstanding at March 8, 2004 was 14,553,033 shares.

PART I.

Forward-Looking Statements

     We make many statements in this Annual Report on Form 10-K under the captions Business, Properties, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Factors That Could Affect Future Results and elsewhere that are forward-looking and are not based on historical facts. These statements relate to our future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as believe, expect, will, anticipate, intend and plan and similar expressions. These forward-looking statements involve a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those we discuss under the caption Factors That Could Affect Future Results and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and we caution you not to rely on these statements without considering the risks and uncertainties associated with these statements and our business that are addressed in this report.

     These forward-looking statements include, without limitation, statements relating to expected changes in operating revenues and income; the expected decline in other income; utilization of remaining tax assets; future expense levels; the adequacy and use of our capital resources; the timing of availability of our products and our competitors’ products; expected demand for products using our technologies; the expansion and adequacy of our production capacity and facilities; and future research and development activities relating to our current or new technologies. We are not under any duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

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

     We have registered “CIMA®,” “CIMA LABS INC.®,” “OraSolv®,” “OraVescent®,” “DuraSolv®” and “PakSolv®” as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks “OraSolv®SR/CR,” “OraVescent®SL/BL” and “OraVescent®SS.” All other trademarks used in this report are the property of their respective owners. “Triaminic®” and “Softchews®” are trademarks of Novartis. “Zomig®,” “Zomig-ZMT®” and “Rapimelt™” are trademarks of AstraZeneca. “Remeron®” and “SolTab™” are trademarks of Organon. “Tempra®” is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. “FirsTabs™” is a trademark of Bristol-Myers Squibb. “NuLev®” is a registered trademark of Schwarz Pharma, Inc., “Alavert™” and “Dimetapp®” are trademarks of Wyeth. “Fazaclo™” is a trademark of Alamo Pharmaceuticals. “Allegra®” is a registered trademark of Aventis Pharmaceuticals Inc. “Actiq®” is a registered trademark of Anesta Corporation. “Claritin®” and “Reditabs®” are registered trademarks of Schering Corporation. “Maxalt®” is a registered trademark of Merck & Co., Inc. “Zyprexa®” is a registered trademark of Eli Lilly and Company. “Zydis®” is a registered trademark of R.P. Scherer Corporation. “FlashDose®” is a registered trademark of Biovail Corporation. “WOWTab®” is a registered trademark of Yamanouchi Pharma Technologies, Inc. “Flashtab®” is a registered trademark of Ethypharm. “OraQuick™” is a trademark of KV Pharmaceutical Company. “Pharmaburst™” is a trademark of SPI Pharma, Inc.

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

     On August 5, 2003, the Company, aaiPharma Inc. (“aaiPharma”), Scarlet Holding Corporation, Scarlet MergerCo, Inc. and Crimson MergerCo, Inc. entered into an Agreement and Plan of Merger (the “CIMA/aaiPharma Agreement”). On November 3, 2003, CIMA terminated the CIMA/aaiPharma Agreement, and paid to aaiPharma a termination fee of $11.5 million as required by the agreement.

     Following the termination of the CIMA/aaiPharma Agreement, the Company, Cephalon, Inc., a Delaware corporation (“Cephalon”), and C MergerCo, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Cephalon (“C MergerCo”), entered into an Agreement and Plan of Merger, dated as of November 3, 2003 (the “CIMA/Cephalon Agreement”). Pursuant to the CIMA/Cephalon Agreement, Cephalon will acquire the Company through the merger of C MergerCo with and into CIMA, with the Company surviving as a wholly owned subsidiary of Cephalon (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase the Company’s common stock, whether or not vested or exercisable, will be converted into the right to receive an amount of cash equal to $34.00 less the exercise price for such option. The completion of the Merger is subject to several customary closing conditions, including the approval of the CIMA/Cephalon Agreement by the Company’s stockholders and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

     We are pursuing a dual operating strategy. Based on a collaborative business model, we develop and manufacture orally disintegrating versions of drugs for pharmaceutical company partners. The other part of our strategy is to develop proprietary products utilizing both our orally disintegrating technologies, as well as our OraVescent enhanced absorption, transmucosal drug delivery system. OraSolv and DuraSolv, our proprietary orally disintegrating technologies, are oral dosage forms that disintegrate quickly in the mouth without chewing or the need for water. We currently manufacture seven pharmaceutical brands utilizing our DuraSolv and OraSolv orally disintegrating technologies: three prescription brands and four over-the counter brands. The four over-the-counter brands include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Myers Squibb/MeadJohnson, and Alavert and Dimetapp ND for Wyeth; and the three prescription brands include AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Organon’s Remeron SolTab and its equivalent for markets outside the U.S., and NuLev for Schwarz Pharma, Inc.

     We believe that the attributes of our OraSolv and DuraSolv orally disintegrating technologies may enable consumers to receive medication in an oral dosage form that is more convenient than traditional tablet-based oral dosage forms. Both OraSolv and DuraSolv technologies are capable of incorporating taste masked active drug ingredients into tablets that have the following potential benefits:

•	ease of administration;

•	improved dosing compliance; and

•	increased dosage accuracy compared to liquid formulations.

     We generate revenue from net sales of products we manufacture for pharmaceutical companies using our proprietary orally disintegrating technologies; product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies; and royalties on the sales of products manufactured by us and sold by pharmaceutical companies under licenses from us. Net sales of products we manufacture for and the royalties we receive from Novartis for Triaminic Softchews and Wyeth for Alavert and Dimetapp ND brands are seasonal in nature, and can be affected by the strength and duration of the cough and cold and allergy seasons in the U.S., respectively.

     Our proprietary technologies enable our pharmaceutical company partners to differentiate their products from competing products. In addition to providing a competitive advantage in the marketplace, our proprietary technologies may enable our pharmaceutical company partners to extend the life cycles of their products beyond existing patent expiration dates of those compounds. Our technologies may also provide benefits to the healthcare system more generally. For example, improved compliance with prescribed drug regimens can enhance therapeutic outcomes and potentially reduce overall costs.

     In addition to our proprietary OraSolv and DuraSolv orally disintegrating technologies, we are developing several new drug delivery technologies. We are developing new OraVescent drug delivery technologies that include OraVescent SL for drug delivery under the tongue (“sublingual”) and OraVescent BL for drug delivery between the gum and the cheek (“buccal”). An additional OraVescent technology, OraVescent SS, is designed for site-specific administration, which may allow an active drug ingredient to be transported to a specific part of the gastrointestinal tract where it is released for absorption. We originally designed and continue to design our OraVescent technologies to improve the transport of active drug ingredients across mucosal membranes in the oral cavity or the gastrointestinal tract. In addition, our microemulsion based technology, MicroSolv, is a proprietary technology that allows a microemulsion to be incorporated into a tablet form. This technology may improve the bioavailability (the rate at which a drug is absorbed or becomes available at the site of physiological activity after administration) of a wide range of active drug ingredients that may otherwise not be suitable for administration in a solid oral dosage form.

     Our first proprietary product, OraVescent Fentanyl, is being developed as a medication for breakthrough cancer pain. We expect that this product will be in Phase III clinical trials in 2004. This dosage form will be used in the buccal cavity, between the gum and cheek. We have licensed this product to Taiho Pharmaceuticals for the Japanese market.

Industry Overview

Drug Delivery Methods

     Historically, pharmaceutical products were available primarily through two delivery methods, oral dosage forms or injections. Recently, drug delivery technologies have been developed for a variety of therapeutic compounds, improving safety, efficacy, ease of patient use and patient compliance. In addition, drug delivery technologies can be used to expand markets for existing products, as well as to develop new products. Industry experts have noted that the global drug delivery market reached $51.0 billion in 2002 sales, with oral drug delivery technologies accounting for approximately 55% of sales.

     Orally disintegrating technology has recently emerged as an important type of drug delivery technology that enables tablets to disintegrate quickly in the mouth without the use of water or chewing. Our orally disintegrating technology may improve compliance with a prescribed drug regimen, as orally disintegrating medications are easier to swallow and may taste better than non-taste masked alternatives. In addition, orally disintegrating technology may improve dosing accuracy relative to liquid formulations. Finally, and most importantly, orally disintegrating technology may provide a significant commercial benefit, as studies we have conducted indicate that patients often prefer it to conventional tablets and other formulations.

Trends Affecting the Drug Delivery Industry

     Several significant trends in the health care industry have important implications for drug delivery companies. These trends include:

     Drug Patent Expirations. Based on one industry source, prescription brands with annual worldwide sales estimated at $80.0 billion will lose patent protection by 2005. In order to maintain their revenues, many large pharmaceutical companies are defending against generic competition by enhancing existing drug products with innovative drug delivery technologies. These enhancements may include increased efficacy, reduced side effects and more convenient administration. We believe that pharmaceutical companies will use drug delivery systems to preserve or increase market share, enhance therapeutic performance and, in some cases, extend product life cycles.

     Direct-to-Consumer Marketing. In 2002, industry sources estimate that pharmaceutical companies spent approximately $2.9 billion in the U.S. on direct-to-consumer advertising of prescription medications, a modest increase from the $2.7 billion spent during the comparable period of 2001. We expect direct-to-consumer marketing and promotion spending by pharmaceutical companies to increase in the future. We also believe that the significant trend towards direct-to-consumer marketing may focus consumers on patient-friendly pharmaceutical products, including products that incorporate innovative drug delivery technologies, such as orally disintegrating technology. This focus may encourage pharmaceutical companies to develop products incorporating these technologies.

     Influence of Managed Care. Many managed care plans and other insurers actively manage the costs of prescription drugs for their clients by monitoring patient dosing compliance as well as the efficacy, quality and cost of medications. Payors have demonstrated acceptance of drug delivery technologies, such as orally disintegrating and taste masking, that may improve patient compliance.

Our Oral Drug Delivery Products and Technologies

     Our proprietary products and technologies focus on innovative oral drug delivery methods that meet the needs of patients for convenient dosage forms and the needs of pharmaceutical companies for effective medications, differentiated products and accurate dosing methods. We have developed all of our orally disintegrating technologies internally. Our most developed technologies are our OraSolv and DuraSolv technologies. We currently manufacture seven pharmaceutical brands incorporating these technologies, of which three brands use our OraSolv technology and four brands use our DuraSolv technology. We are also developing innovative transmucosal oral drug delivery technologies. These technologies include OraVescent SL for drug delivery under the tongue, OraVescent BL for drug delivery between the gum and the cheek and OraVescent SS for swallowable site-specific drug delivery in the gastrointestinal tract. Finally, we are developing MicroSolv, a microemulsion technology that allows a microemulsion to be incorporated into a tablet form. This technology may improve the bioavailability of a wide range of active drug ingredients that may otherwise not be suitable for administration in an oral dosage form.

Orally Disintegrating Technologies

     Our two primary orally disintegrating oral drug delivery technologies are OraSolv and DuraSolv. Our OraSolv technology incorporates active drug ingredients in orally disintegrating tablets. The low level of compaction pressure applied to OraSolv tablets allows larger amounts of taste masked active drug ingredients to be compressed into the tablets without damage to the taste masked active drug ingredients. The low level of compaction pressure also allows for a minimal portion of the tablet’s contents to be dedicated to effervescent and other orally disintegrating agents, allowing for high doses of taste masked active ingredients. Our DuraSolv technology uses higher compaction pressures to produce orally disintegrating tablets incorporating active drug ingredients in a more durable orally disintegrating tablet. Due to their greater durability, DuraSolv tablets are easier to handle and package, and may cost less to produce and package, than OraSolv tablets.

     OraSolv. Our OraSolv technology is an oral dosage form that combines taste masked drug ingredients with excipients (inert substances) to produce an orally disintegrating tablet system. The OraSolv tablet disintegrates quickly in the mouth without chewing or the need for water. To create our orally disintegrating tablets, we combine the taste masked active drug ingredients with orally disintegrating excipients, which can include a variety of flavoring, coloring and sweetening agents, all of which are generally recognized as safe, and commonly used tablet ingredients, such as binding agents and lubricants. We add an effervescent system, composed of a dry acid and a dry base, to the tablet formulation to cause a mild effervescent reaction when the tablet contacts saliva. This reaction accelerates the disintegration of the tablet through the release of carbon dioxide. As our OraSolv tablet dissolves, it releases the particles of the drug into the saliva, forming a suspension of the drug in the saliva, which is then swallowed. The core U.S. patent for our OraSolv technology was granted in 1993.

     We may mask the taste of the active drug ingredients in our OraSolv products to prevent or minimize unpleasant tastes. The active drug ingredients are taste masked using a variety of coating techniques. The coating materials prevent the active drug ingredients in the OraSolv tablet from contacting the patient’s taste buds, yet allow for the immediate release of the active drug ingredients in the patient’s gastrointestinal tract. The taste masking process is effective with a wide variety of active drug ingredients, in both prescription and non-prescription products.

     We have developed and manufacture several important OraSolv formulations, which include Triaminic Softchews for Novartis, Tempra FirsTabs for Bristol-Myers Squibb and Remeron SolTab and its equivalent for markets outside the U.S. for Organon. In addition, we are developing OraSolv formulations of Allegra for Aventis Pharmaceuticals, an undisclosed prescription product for Schering-Plough, Fazaclo for Alamo Pharmaceuticals, LLC and an undisclosed prescription product for an undisclosed partner.

     DuraSolv. The orally disintegrating and taste masking attributes of OraSolv are also available with our DuraSolv technology. DuraSolv is an orally disintegrating oral dosage system that we designed to improve manufacturing efficiency, provide more packaging options and reduce production costs. DuraSolv is a higher compaction, more durable, solid oral dosage system formulated to achieve the primary benefits of the OraSolv orally disintegrating dosage form. However, DuraSolv is capable of being packaged in conventional packaging such as foil pouches or bottles at much higher production rates and with lower packaging costs. DuraSolv is an appropriate technology for drug products requiring lower levels of active drug ingredient. Consumer testing by us and our pharmaceutical company partners has demonstrated high acceptability of this technology. The core U.S. patent for our DuraSolv technology was granted in 2000.

     We have developed and currently manufacture several important DuraSolv formulations, which include Alavert and Dimetapp ND for Wyeth, Zomig-ZMT and its equivalents marketed outside the U.S. for AstraZeneca and NuLev for Schwarz Pharma, Inc. In addition, we are developing seven new prescription products based on our DuraSolv orally disintegrating drug delivery system for Schwarz Pharma, Inc.

     Sustained Release. Our OraSolv and DuraSolv technologies may be combined with a sustained/controlled release formulation to create an orally disintegrating formulation of an sustained/controlled release product. We incorporate time-release beads into our tablets to formulate a sustained/controlled release of an active drug ingredient with the improved convenience of an orally disintegrating dosage form. To date, we have not commercialized a product incorporating our sustained release technology. However, in 2002, the U.S. Patent and Trademark Office issued a patent covering the use of OraSolv orally disintegrating technology and our proprietary sustained release drug delivery technology with the active ingredient potassium chloride. Potassium chloride is typically prescribed as an adjunct therapy for the side effects of the treatment of hypertension.

     PakSolv. PakSolv is our proprietary packaging system for soft tablets. PakSolv is a moisture and light-proof packaging system that is used for all of our OraSolv and some of our DuraSolv products. The U.S. Patent and Trademark Office issued two patents for our PakSolv packaging system in 2001.

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

Microemulsion Based Technology

     MicroSolv is a proprietary microemulsion based technology that allows a microemulsion to be incorporated into a tablet form. This technology may improve the bioavailability of a wide range of active drug ingredients that otherwise may not be suitable for administration in a solid oral dosage form. The U.S. Patent and Trademark Office issued a patent for our microemulsions technology in 2002. We are currently evaluating applications for this new technology.

Business Strategy

     Our objective is to establish CIMA as a leader in orally disintegrating and other innovative oral drug delivery technologies. Our strategy to achieve this objective incorporates the following principal elements:

     Partner with pharmaceutical companies to develop, manufacture and market new products based on our technologies. Our core business is to pursue collaborative relationships that leverage the clinical, regulatory, and sales and marketing experience and capabilities of our pharmaceutical company partners, allowing us to focus on technology development and manufacturing. In these collaborative relationships, our partners pay us to develop new products for them based on our drug delivery technologies. We believe that pharmaceutical companies are attracted to our technologies for their significant advantages over our competition. Those advantages include rapid development timelines, excellent taste masking, applicability to a wide range of pharmaceutical compounds, enhanced convenience and other patient benefits, as well as our ability and experience in commercial production of products utilizing these technologies. Our technologies also may enable pharmaceutical companies to differentiate their products in the market, facilitating the extension of product life cycles. By demonstrating the advantages and benefits of our technologies through our collaborations with leading pharmaceutical companies, we intend to establish our technology as the preferred orally disintegrating drug delivery solution.

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

     Develop and commercialize new, innovative drug delivery technologies. We intend to develop new drug delivery technologies based on our expertise in orally disintegrating, taste masking and sustained release technologies. Our OraVescent and MicroSolv technologies represent an extension of this expertise, and we intend to continue developing these and other novel drug delivery technologies. We also intend to acquire or license attractive new technologies as we encounter such opportunities. In addition, we will seek patents and other intellectual property protection for new technologies to enhance our ability to commercialize them.

     Enhance and expand our manufacturing capabilities. We believe our demonstrated ability to manufacture commercial quantities of products for multiple pharmaceutical company partners is a significant competitive advantage. In an effort to control our technologies and the quality of our products, we manufacture all of our products internally. We currently have two manufacturing lines at our Eden Prairie facility for product requiring blister packaging. On the basis of expected increased requirements for products that we manufacture for our current pharmaceutical partners, we have (1) added granulation capabilities and expanded taste masking capacity at our Eden Prairie facility, (2) received a third manufacturing line for product requiring blister packaging at our Eden Prairie facility, which we expect will be commissioned in the first half of 2004, and (3) installed a new manufacturing line at our Brooklyn Park facility for bottled product. After completion of these expansions and enhancements, we believe that our production capabilities will be adequate to meet our needs for the foreseeable future. We expect that these expansions and enhancements will help mitigate manufacturing risks, increase our manufacturing capacity and enhance our ability to market our products and services to pharmaceutical companies that require granulation or bottling capabilities. We are presently considering the addition of a fourth blister manufacturing line that could be used for the manufacture of potent substances in commercial quantities, as well as additional blister product capacity.

Collaborations With Pharmaceutical Company Partners

     Our core business is focused on entering into collaborative development, licensing and manufacturing supply agreements with pharmaceutical companies. These agreements provide that the collaborating pharmaceutical company is responsible for the clinical and regulatory efforts related to, as well as marketing and distributing, the developed products either worldwide or in specified markets or territories. Our collaborative agreements typically begin with a product feasibility phase. If successful, this phase may be followed by an agreement to complete development of the product. We subsequently enter into license and manufacturing supply agreements to commercialize the product. In some cases, we may develop product prototypes prior to being engaged by a pharmaceutical company and enter directly into development, manufacturing or license agreements for commercialization of those products.

     We currently have development and license agreements with AstraZeneca, Alamo Pharmaceuticals, Aventis Pharmaceuticals, Bristol-Myers Squibb, Organon, Novartis, Schering-Plough, Schwarz Pharma, Inc., Wyeth, and one undisclosed pharmaceutical company. In each of these agreements, we have received an up-front fee, which is typically a non-refundable payment for future product development activities. We have also received milestone and development payments under each of these agreements for achieving certain product development milestone events and for completing certain predetermined product development activities, as defined in the agreements. In the aggregate, for all of our agreements with pharmaceutical companies, we recognized revenue of approximately $27.0 million, $23.2 million and $14.3 million in 2003, 2002 and 2001, respectively, for up-front fees, milestone and development payments and royalties.

     We have manufacturing supply agreements with Organon for Remeron SolTab; Novartis for Triaminic Softchews; Wyeth for Alavert and Dimetapp ND; Schering-Plough for an undisclosed prescription product; Schwarz Pharma, Inc. for NuLev and seven undisclosed prescription products; Alamo Pharmaceuticals for Fazaclo; AstraZeneca for orally disintegrating dosage forms of Zomig; and an undisclosed pharmaceutical company for an undisclosed orally disintegrating prescription anti-inflammatory product. Due to the small production requirements for Tempra FirsTabs, we do not have, nor do we expect to enter into, a manufacturing supply agreement with Bristol-Myers Squibb. Generally, the supply agreements define (1) the terms by which we will manufacture and release for shipment a product for a pharmaceutical company partner, (2) obligations relating to payment for products and services, (3) the communication process, (4) expected production requirements and (5) other economic terms for product supply. These agreements generally have varying terms of duration ranging from three to ten years. In general, our pharmaceutical company partners direct our production and shipments. In the pharmaceutical industry, parties to manufacturing supply agreements generally consider these arrangements long-term due to the complexity and lead-time required to qualify a new manufacturer with the FDA. The qualification of a new manufacturer can take up to a year while the new manufacturer completes scale-up, produces validation lots and implements stability programs. We do not consider the backlog for our products to be significant.

     We currently manufacture seven pharmaceutical brands using our orally disintegrating technologies for six major pharmaceutical company partners. Revenues from sales of our products to these manufacturers were approximately 65%, 50% and 55% of our total revenue in 2003, 2002 and 2001, respectively. We also receive revenue from royalties on product sales from these six pharmaceutical company partners, which were approximately 27%, 25% and 17% of our total revenue in 2003, 2002 and 2001, respectively. Finally, our revenue also includes product development fees and licensing revenue for development activities from a number of pharmaceutical companies, constituting approximately 8%, 25% and 28% of our total revenue in 2003, 2002 and 2001, respectively. See our financial statements and the related notes contained elsewhere in this report for details regarding our assets, our revenues, our profits and losses and the distribution of revenue by geographical area for each of the last three years.

     The table below sets forth the partner, product brand name or active ingredient, therapeutic application, technology and current status for each of our major collaborative agreements.

PRODUCT
BRAND NAME
PHARMACEUTICAL	OR ACTIVE	THERAPEUTIC		CURRENT
COMPANY PARTNER	INGREDIENT	APPLICATION	TECHNOLOGY	STATUS*
Alamo Pharmaceuticals, LLC	Fazaclo	Antipsychotic	OraSolv	In development

AstraZeneca	Zomig-ZMT and equivalents outside the U.S.	Anti-migraine	DuraSolv	Commercially available in the U.S., Europe and Japan

Aventis Pharmaceuticals	Allegra	Non-sedating antihistamine	OraSolv	In development

Bristol-Myers Squibb	Tempra FirsTabs	Pediatric pain reliever	OraSolv	Commercially available in Canada

Novartis	Triaminic Softchews	Pediatric cold, cough and allergy	OraSolv	Commercially available in the U.S. and Canada

Organon	Remeron SolTab	Anti-depression	OraSolv	Commercially available in the U.S., Europe, South America and Australia

Schering-Plough	Undisclosed	Undisclosed	OraSolv	In development

Schwarz Pharma, Inc.	1) NuLev	1) Gastrointestinal	1) DuraSolv	1) Commercially available in the U.S.

	2) Seven undisclosed products	2) Undisclosed	2) DuraSolv	2) In development

Wyeth	Alavert	Non-sedating antihistamine	DuraSolv	Commercially available in the U.S.

Undisclosed pharmaceutical company	Undisclosed	Anti-inflammatory	OraSolv	In development

*	For simplicity, products listed in the “Current Status” column are listed as either “In development” or “Commercially available.” It is possible that certain products shown as “In development” may have been approved for marketing by the FDA, but have not been announced as approved by our pharmaceutical company partner.

     The following paragraphs describe some of the material terms of our agreements with our pharmaceutical company partners. The following descriptions are subject to, and are qualified in their entirety by reference to, the text of the agreements to the extent we have filed them with the Securities and Exchange Commission.

Alamo Pharmaceuticals

     In March 2001, we entered into a product development, worldwide license and supply agreement for a DuraSolv formulation of an undisclosed prescription product for Alamo Pharmaceuticals. We subsequently amended this agreement to develop the product using our OraSolv technology. In February 2004, the FDA approved for marketing the product Fazaclo. Fazaclo contains the active ingredient clozapine, and is a prescription product indicated for the treatment of severely ill schizophrenic patients. Under the agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenues and royalties on any sales of the product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the license agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. For the three years ended December 31, 2003, we recognized revenue of approximately $3.2 million in up-front fees and milestone and development payments attributable to our agreement with Alamo Pharmaceuticals. In 2003, these revenues represented approximately 1% of our total revenues.

AstraZeneca

     In May 1999, we entered into a definitive global license agreement with an affiliate of AstraZeneca for a DuraSolv formulation of AstraZeneca’s Zomig (zolmitriptan) tablets. Under the license agreement, which is exclusive for the class of anti-migraine compounds of which Zomig is a member, we receive license and product development fees, payments upon achieving specific milestones, and royalties on any sales of the prescription product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2018. However, the license agreement may be terminated by AstraZeneca for any reason after notice of 180 days or by either party upon the occurrence of a default event, such as a material breach of the agreement, that is not cured by the defaulting party within 30 days. If AstraZeneca fails to meet minimum sales requirements or to pay the difference between the royalty amount due on the minimum sales requirements and the royalty amount due on actual sales, we may convert AstraZeneca’s exclusive license into a non-exclusive license. In August 2001, we entered into a supply agreement with an affiliate of AstraZeneca, which expires on a country-by-country basis at the same time as the definitive global license agreement expires. Under the supply agreement, we receive payments for manufacturing orally disintegrating versions of Zomig. The supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 45 days of notice, or by CIMA in the event AstraZeneca commercializes another orally disintegrating formulation of Zomig (zolmitriptan) with a third party. In December 2003, AstraZeneca announced that U.S. distribution of Zomig will be handled by Medpointe, Inc. This distribution arrangement will have the effect of decreasing the sales base on which U.S. royalties to CIMA are computed. For the three years ended December 31, 2003, we recognized revenue of approximately $26.9 million in net sales of products, up-front fees, milestone and development payments, and royalties attributable to our agreements with AstraZeneca. In 2003, these revenues represented approximately 15% of our total revenues.

Aventis Pharmaceuticals

     In September 2002, we announced the signing of a product development and worldwide license agreement for an OraSolv formulation of Allegra (fexofenadine), a prescription non-sedating antihistamine. Under the agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive royalties on sales of the product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the license agreement may be terminated by Aventis for any reason after notice of 60 days, or 180 days if the product is being manufactured by CIMA, or by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. For the three years ended December 31, 2003, we recognized revenue of approximately $1.9 million in up-front fees and milestone and development payments attributable to our agreement with Aventis Pharmaceuticals. In 2003, these revenues represented less than 1% of our total revenues.

Bristol-Myers Squibb

     In June 1997, we entered into a multi-country, non-exclusive license agreement with Bristol-Myers Squibb, covering multiple products to be developed using our OraSolv technology. Tempra FirsTabs is the only product we developed under this agreement and no other new products are expected. The license agreement provides that upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days, either party may terminate the agreement. In November 2000, we amended the license agreement to provide that Bristol-Myers Squibb may not terminate the license agreement before December 31, 2005, and afterwards may terminate for any reason by giving us 60 days written notice and paying us any royalty payments accruing through the termination date. We expect to continue to receive at least minimum royalty payments through 2005. We do not have a supply agreement with Bristol-Myers Squibb, but we receive payments for manufacturing Tempra FirsTabs. For the three years ended December 31, 2003, we recognized revenue of approximately $0.9 million in net sales of products and royalties attributable to our agreement with Bristol-Myers Squibb. In 2003, these revenues represented less than 1% of our total revenues.

Novartis

     In July 1998, we entered into a license and a supply agreement with Novartis Consumer Health, granting to Novartis exclusive rights to use our OraSolv technology with Novartis’ Triaminic Softchews non-prescription pediatric cold, cough and allergy product line in the U.S. and Canada. The license agreement, which was amended in April 2001, expires on a country-by-country basis upon the later of January 12, 2010 or the expiration of all patents covered by the agreement, the first of which expires in the U.S. in 2010. The July 1998 supply agreement was superseded by a new supply agreement in 2001, which has a term of five years and includes an automatic renewal provision subject to agreement on product pricing for the renewal periods. Under the supply agreement, we receive payments for manufacturing Triaminic Softchews. Novartis may terminate the supply agreement by providing 90 days notice to CIMA prior to the end of the initial five-year term or any renewal period. In addition, either of the license or the supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach, which is not cured by the defaulting party within 90 days for the license agreement or within 60 days for the supply agreement. In addition, Novartis may terminate the license agreement on or after July 1, 2003, after giving us a notice of nine months and paying us a termination fee of $200,000 plus all accrued amounts owed to us under the agreement. Under various individual product development agreements, which apply to specific Triaminic products, we receive product development payments. We also receive royalties on sales of Softchews products under the license agreement. For the three years ended December 31, 2003, we recognized revenue of approximately $21.8 million in net sales of products, development payments and royalties attributable to these agreements with Novartis. In 2003, these revenues represented about 7% of our total revenues.

Organon

     In December 1999, we entered into a definitive global license agreement with two affiliates of Akzo Nobel NV, Organon International AB and NV Organon, for an OraSolv formulation of Remeron (mirtazapine), a prescription anti-depression product. Under the license agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and royalties on any sales of the prescription product. The license agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the license agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 90 days. In July 2000, we entered into a supply agreement with Organon Inc., a U.S. affiliate Akzo Nobel NV, which has an initial term of five years and automatic renewal provisions. Under the supply agreement, we receive payments for manufacturing Remeron SolTab. The supply agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days of notice. For the three years ended December 31, 2003, we recognized revenue of approximately $53.8 million in net sales of products, up-front fees, milestone and development payments, and royalties attributable to these agreements with Organon. In 2003, these revenues represented more than 40% of our total revenues.

Schering-Plough

     In May 2002, we announced the signing of a product development, license and supply agreement for an OraSolv formulation of an undisclosed prescription product. Under the agreement and a subsequent amendment, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenues and royalties on any sales of the prescription product. The agreement expires upon expiration of all patents covered under the agreement, the first of which expires in the U.S. in 2010. However, the agreement may be terminated by Schering-Plough for any reason after notice of 90 days, or 180 days if the product is being manufactured by CIMA, or by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 90 days. For the three years ended December 31, 2003, we recognized revenue of approximately $1.9 million in up-front fees and milestone and development payments attributable to our agreements with Schering-Plough. In 2003, these revenues represented less than 1% of our total revenues.

Schwarz Pharma, Inc.

     In June 2000, we entered into an exclusive development, license and supply agreement with Schwarz Pharma, Inc. to develop and manufacture NuLev, our DuraSolv formulation of a hyoscyamine sulfate prescription product, which is used to treat irritable bowel syndrome and other conditions. The June 2000 agreement allows us, upon the failure of Schwarz Pharma, Inc. to meet minimum sales requirements, to convert Schwarz Pharma, Inc.’s exclusive license into a non-exclusive license. The June 2000 agreement expires upon the expiration of all patents covered by the agreement, the first of which expires in the U.S. in 2018. However, the June 2000 agreement may be terminated by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. Under the June 2000 agreement, we receive milestone payments upon achieving specific milestones as well as payments for manufacturing NuLev and royalties on Schwarz Pharma, Inc.’s sales of NuLev.

     In December 2001, we entered into an exclusive development, license and supply agreement with Schwarz Pharma, Inc. to develop and manufacture an additional seven undisclosed prescription products based primarily on our DuraSolv orally disintegrating drug delivery system. Based on confidentiality concerns of Schwarz Pharma, Inc., we previously agreed to keep confidential the identity of Schwarz Pharma, Inc. as a party to this agreement, and referred to Schwarz Pharma, Inc. as an unnamed pharmaceutical company in our filings and public statements prior to December 31, 2002. The expiration and termination provisions of the December 2001 agreement are comparable to the expiration and termination provisions of the June 2000 agreement. In addition, Schwarz Pharma, Inc. may unilaterally terminate the December 2001 agreement, in its entirety or in part, at any time prior to the market launch of any of the seven products or upon notice of 180 days after the market launch of any product. Under the December 2001 agreement, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenues and royalties on any sales of the seven undisclosed prescription products.

     For the three years ended December 31, 2003, we recognized revenue of approximately $15.7 million in net sales of products, up-front fees, milestone and development payments, and royalties attributable to the June 2000 and December 2001 agreements with Schwarz Pharma, Inc. In 2003, these revenues represented about 7% of our total revenues. The December 2001 agreement with Schwarz Pharma, Inc. provides for license and product development fees and milestone payments in the aggregate amount of $15.0 million. This is the greatest amount of such fees and payments that we may receive under this agreement. We could receive a substantially smaller amount of fees and payments for many reasons, including if we fail to achieve certain milestones or if Schwarz Pharma, Inc. exercises its option to terminate the agreement. The aggregate amount of development fees and milestone payments set forth in the December 2001 agreement should not be viewed as guaranteed future payments.

Wyeth

     In January 2000, we entered into an exclusive development and license agreement and a supply agreement with Wyeth for a DuraSolv formulation of prescription loratadine, a non-sedating antihistamine. Under the January 2000 development and license agreement, we received development and milestone payments upon achieving specific milestones. Schering-Plough has several U.S. patents for loratadine, the active drug ingredient in both Claritin and Claritin Reditabs. In August 2002, a federal district court ruled that claims by Schering-Plough alleging that generic versions of loratadine violated Schering-Plough’s patent were not valid. This ruling permitted the production and sale of generic versions of loratadine after December 19, 2002. In November 2002, the FDA approved over-the-counter sales of prescription formulations of Claritin at their original prescription strengths. In response to the foregoing events, Wyeth desired to produce and sell an over-the-counter loratadine product instead of a prescription loratadine product. Because our January 2000 agreements with Wyeth related solely to development of a loratadine prescription product, we do not anticipate any additional revenues from those agreements.

     In anticipation of the events described above, in May 2002 we entered into a development and license agreement and a supply agreement with Wyeth for an over-the-counter version of Claritin Reditabs using our DuraSolv formulation. In December 2002, we announced that Wyeth received FDA approval of its New Drug Application for Alavert, an over-the-counter equivalent to Claritin Reditabs, using our DuraSolv formulation. In February 2003, Wyeth received its second FDA approval for its Abbreviated New Drug Application for a DuraSolv loratadine product, which is identical to Alavert, but was initially intended for the prescription market. The May 2002 development and license agreement expires upon the expiration of all patents covered by the agreement, the first of which expires in the U.S. in 2018. The May 2002 supply agreement expires in December 2012. However, both of these agreements may be terminated by Wyeth for any reason after a six month notice or by either party upon the occurrence of a default event, such as a material breach of the agreement, which is not cured by the defaulting party within 60 days. Under the May 2002 development and license agreement, we receive development payments and royalties on any sales of Alavert. Under the May 2002 supply agreement, we receive payments for manufacturing Alavert. In June 2003, Wyeth introduced an additional DuraSolv loratadine formulation for children under the Dimetapp ND brand.

     For the three years ended December 31, 2003, we recognized revenue of approximately $26.1 million in net sales of products, up-front fees, milestone and development payments and royalties attributable to the January 2000 and May 2002 agreements with Wyeth. In 2003, these revenues represented about 28% of our total revenues.

Undisclosed Pharmaceutical Company

     In June 2003, we entered into an exclusive license agreement and a supply agreement with an undisclosed pharmaceutical company for an orally disintegrating prescription anti-inflammatory product. Under the agreements, we receive license and product development fees, milestone payments upon achieving specific milestones, and will receive manufacturing revenues and royalties on any sales of the prescription product. The license agreement may be terminated by the undisclosed pharmaceutical company for any reason after notice of 30 days. In 2003, we recognized development revenues of approximately $289,000, or less than 1% of our total revenues.

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

     To date, we have considered five proprietary products based on major active drug ingredients that are either off-patent or expected to become off-patent within the next few years. These proprietary products fall within the therapeutic categories of anti-infectives, cardiovascular, gastrointestinal and pain.

     We have completed Phase II clinical trials with OraVescent Fentanyl, a potential proprietary product for the treatment of breakthrough cancer pain. Our first study in humans compared our OraVescent BL formulation to a similar formulation without absorption enhancing characteristics and to Actiq, a commercially available prescription product. Actiq (oral transmucosal fentanyl citrate) is indicated for breakthrough cancer pain in patients already receiving, and tolerant to, opioid therapy for underlying, persistent cancer pain. We believe this first study in humans demonstrates OraVescent BL’s superior absorption enhancing characteristics across mucosal membranes when compared to Actiq and to the other formulation without absorption enhancing characteristics. Our second study in humans compared our OraVescent SL to our OraVescent BL formulation using the same active drug ingredient contained in Actiq. We believe this second study demonstrates a quicker onset of action with OraVescent SL when compared to our OraVescent BL formulation. Our third study in humans compared Actiq with OraVescent BL and OraVescent SL under simulated self-administration conditions. We believe preliminary results from the third study confirmed the results from our first two studies in humans. In November 2001, we participated in a pre-Investigational New Drug meeting with the FDA to discuss our OraVescent Fentanyl human data and a possible clinical development path. In 2002, we submitted our Investigational New Drug submission to the FDA, and we completed our first pharmacokinetic clinical study designed to compare OraVescent Fentanyl and Actiq at a low and high dosage level. In 2003, based on the outcome of these clinical studies, we continued formulation activities to optimize the product, conducted additional studies in humans and completed our assessment of the commercial manufacturability of this product. In 2004, we expect to conduct Phase III clinical trials to establish product safety and efficacy data to be used in an FDA submission requesting approval to commercialize this product.

     Fentanyl citrate, the active drug ingredient in our OraVescent Fentanyl product, is classified as Schedule II substance under the Controlled Substances Act. Therefore, this substance is regulated by the U.S. Drug Enforcement Agency, or DEA. Schedule I substances are considered to present the highest risk of substance abuse and Schedule V substances the lowest. In addition, regulations under the Occupational Safety and Health Act establish certain standards related to safety in handling and manufacturing potent substances, such as fentanyl citrate. Under these regulations, we believe fentanyl citrate would require a specialized manufacturing environment that prevents fentanyl citrate from coming in contact with humans. None of our existing production lines could be used to manufacture OraVescent Fentanyl, or any other product with a similar safety profile. We are presently assessing the feasibility of contracting with a third party manufacturer capable of manufacturing products containing potent substances or developing these capabilities internally. If we decide to manufacture OraVescent Fentanyl in our facilities, we will be required to add potent substance manufacturing capabilities that comply with these safety regulations, which could require capital expenditures in excess of $10.0 million.

     In April 2002, we announced the issuance of a patent by the U.S. Patent and Trademark Office for an orally disintegrating, sustained release potassium chloride product, which is typically prescribed as an adjunct therapy for the side effects of the treatment of hypertension. The patent covers the use of our OraSolv SR/CR orally disintegrating, sustained release drug delivery technology with the active ingredient potassium chloride. This is our first patent covering both an active ingredient and our drug delivery technology. We are currently evaluating potential business opportunities for a proprietary product based on this patent.

     Our progress to date on the three other proprietary products has not gone beyond the prototype phase, which includes acquiring active drug ingredients and preliminary planning. We expect to begin work on these three proprietary products when time and resources permit. These proprietary products are expected to incorporate active drug ingredients with one of our proprietary oral drug delivery technologies. However, the active drug ingredients for these three products are currently protected by U.S. patents registered to third parties, the first of which expires in early 2005.

Intellectual Property

     We actively seek, when appropriate, to protect our products and proprietary information by means of U.S. and foreign patents, trademarks and contractual arrangements. We hold 18 issued U.S. patents and 19 issued foreign patents covering our technologies. The core U.S. and European patents relate to our orally disintegrating and taste masking technologies. We also have over 38 U.S. and foreign patent applications pending.

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

EXPIRATION
PATENTED TECHNOLOGIES	DATE
Core OraSolv orally disintegrating and taste masking technology	2010
The production of compressed effervescent and non-effervescent tablets using a tableting aid developed by us.	2010 and 2012
The formulation of a base coated, acid effervescent mixture manufactured by controlled acid base reaction. The obtained mixture can be used in the formulation of acid sensitive compounds with OraSolv technology or other effervescent based products.	2013
Taste masking of micro-particles for oral dosage forms	2015
Core DuraSolv orally disintegrating and taste masking technology	2018
Blister package and packaged tablet	2018
Orally disintegrating oral dosage form containing potassium chloride	2018
Core OraVescent oral transmucosal drug delivery technology	2019
Core OraVescent gastrointestinal drug delivery technology	2019
Microemulsions as solid oral dosage forms	2019
PakSolv technology covering part of packaging system	2019
PakSolv technology covering additional aspects of packaging system	2019
Orally disintegrating tablet that forms a viscous slurry of microcapsules or powder	2019
Pharmaceutical dosage form for rectal and vaginal administration	2019

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

Research and Development

     Our research and product development efforts are focused on developing new product applications for our drug delivery technologies. As of December 31, 2003, we had 77 scientists and other technicians working on research and product development. We currently use our facility in Brooklyn Park, Minnesota as our research and development center and a second manufacturing site. During 2003, we completed the renovation and expansion of our Brooklyn Park research and development facility, which was begun in 2002, at a total capital cost of $19.4 million, exclusive of capital costs to add a second manufacturing site.

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

     For the years ended December 31, 2003, 2002 and 2001, we spent approximately $13.5 million, $10.6 million and $6.2 million, respectively, on research and product development. We estimate that most of these expenditures were directly related to product development activities for which we received fees and licensing revenues from our pharmaceutical company partners, although a larger portion of 2003 expenditures related to our proprietary product, OraVescent Fentanyl.

Business Development

     We market directly to leading pharmaceutical companies for products that we believe would benefit from our orally disintegrating technologies. Our strategy has been to leverage the brand names and the clinical, regulatory, marketing and sales capabilities of these pharmaceutical companies to maximize the value of our orally disintegrating drug delivery technologies. We build our credibility with major pharmaceutical companies by speaking at technical seminars, publishing in technical journals and exhibiting at pharmaceutical and drug delivery conferences.

     We pursue feasibility or pilot agreements with leading pharmaceutical companies to fund the development of new products incorporating our drug delivery technologies. If the new product development is successful, we generally enter into license and supply agreements.

Manufacturing

     Currently, our only blister packaging manufacturing facility is located at our headquarters in Eden Prairie, Minnesota. We have two production lines for product requiring blister packaging, which collectively have an estimated production capacity in excess of 500 million tablets a year. We are in the process of adding a third production line at our Eden Prairie facility, and expect the additional manufacturing line to be completed and commissioned in the first half of 2004. We have constructed a second manufacturing site at our Brooklyn Park facility, which was completed and commissioned in the fourth quarter of 2003, at a total capital cost of $7.6 million.

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

     We currently purchase from single sources of supply, or our collaborative partners provide to us without charge, the active drug ingredients that are required to manufacture our products. The inactive drug ingredients and packaging materials used to manufacture our products are generally readily available from multiple suppliers. If we are unable to purchase adequate supply of active drug ingredients, inactive drug ingredients and packaging materials from our current suppliers, our manufacturing operations could be interrupted. We may be unable to identify alternative sources of supply, and even if we do identify alternative sources of supply, our manufacturing operations may be interrupted until we successfully complete a validated qualification process of those sources, obtain required regulatory approvals, and negotiate trading terms.

     We are assessing the feasibility of adding capacity for the manufacture of products containing potent substances, such as fentanyl citrate. In the event we decide to add such capacity, we estimate that the capital expenditure required to construct and install a manufacturing line for potent substances will exceed $10.0 million and take up to 24 months to fully implement. Our capital expenditure plans for 2004 currently include this investment.

     PakSolv, our proprietary packaging process, allows high-speed packing of soft tablets without breakage into specially designed protective, child resistant packages or standard blister packages. We believe that this technology, which has two issued patents, gives us a competitive advantage.

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

     Orally disintegrating tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by an affiliate of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Pharma Technologies, the Flashtab technology developed by Ethypharm, the FlashDose technology developed by an affiliate of Biovail Corporation and OraQuick technology developed by KV Pharmaceutical Company. The Zydis technology is a fast dissolving oral drug delivery system based on a freeze-dried gelatin tablet. The WOWTab, Flashtab and OraQuick technologies are orally disintegrating tablet technologies that are similar to our DuraSolv tablet. The FlashDose technology is used in an orally disintegrating tablet, which is similar to our OraSolv tablet, but has not yet been commercialized with an FDA approved prescription product. Cardinal Health has commercialized its Zydis technology in several major prescription products in the U.S., including Claritin Reditabs, Maxalt-MLT and Zyprexa Zydis. KV Pharmaceutical Company has introduced its first OraQuick technology product in 2003 that is generically equivalent to Schwarz Pharma, Inc.’s NuLev, which we developed based on our DuraSolv technology. On March 17, 2003, CIMA and Schwarz Pharma, Inc. filed a complaint in federal district court against KV Pharmaceutical Company alleging infringement of one or more of our patents covering our DuraSolv technology. SPI Pharma, Inc., a wholly owned subsidiary of Associated British Foods plc, recently announced Pharmaburst, a specially engineered excipient system that is capable of rapid disintegration. There are other companies with excipient product capabilities as well. In addition, Eurand, a private specialty pharmaceutical company, recently announced that it has licensed an orally disintegrating drug delivery technology, which was expected to be fully integrated into Eurand’s business in the second half of 2003. We believe there may be other pharmaceutical companies that are developing orally disintegrating tablet technologies, such as film, which may compete with our technologies in the future.

     The principal competitive factors in the market for orally disintegrating tablet technologies are the ability to develop products in a rapid timeline, taste mask active drug ingredients while achieving targeted blood levels and efficiently produce commercial quantities of products. Additional competitive factors include packaging, dosage capacity, drug compatibility, cost, ease of manufacture, patient acceptance and required capital investment for manufacturing. We believe that our orally disintegrating tablet technologies compete favorably with respect to each of these factors. In a 1997 quantitative consumer study that we conducted, consumers generally preferred the OraSolv formulation to the Cardinal Health Zydis’ formulation of the same active drug ingredient. We also sponsored an August 2001 study that measured migraine sufferers’ preferences between Zomig-ZMT, a CIMA DuraSolv formulation, and Maxalt-MLT, a Cardinal Health Zydis formulation. The 2001 study indicated that 70% of the study subjects preferred CIMA’s DuraSolv formulation, compared to 27% favoring the Zydis formulation. We also have orally disintegrating products available on the market in both bottles and blister packaging, which are the most widely used pharmaceutical packaging configurations.

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

     Our manufacturing facilities are registered with the FDA. We, or our partners who distribute, must inform the FDA of every drug product we have in commercial distribution and keep an updated list of those drugs. Our manufacturing facility also is inspected by the FDA and must comply with good manufacturing practices regulations at all times during the manufacture and processing of drug products. In August 2003, the Minneapolis District Office completed an inspection of our facilities that focused on compliance with Good Manufacturing Practice regulations for manufacturers of pharmaceuticals. The FDA also conducted reviews under the Pre-Approval Inspection Program related to three of our pharmaceutical partners’ pending applications and collected profile samples. The FDA issued two Form 483s at the close of the inspection that listed seven objectionable conditions. We provided a formal response to the Minneapolis District office in September 2003 that described our correction of each condition identified in the 483s. We believe that the corrections we implemented are adequate and substantially complete. These corrective actions will be subject to verification and review at the next FDA inspection. We cannot guarantee that any future FDA inspections will proceed without any compliance issues requiring time and resources to resolve. Our facilities also must be inspected by, and we have received a license from, the Minnesota Board of Pharmacy for the manufacture of drug products. We are potentially subject to inspections by foreign regulatory authorities due to distribution of products we manufacture into markets outside the U.S.

     The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. None of our current commercialized products are listed substances. However, fentanyl citrate, the active ingredient in OraVescent Fentanyl, is a Schedule II controlled substance. Schedule II substances are subject to strict handling and record keeping requirements and prescribing restrictions. In addition, should we successfully develop an OraVescent Fentanyl product that is approved for marketing by the FDA, we believe it is possible that it could be subject to state controlled substance regulation, and may be placed in more restrictive schedules in some states than those determined by the U.S. Drug Enforcement Agency.

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

Employees

     As of December 31, 2003, we had 273 full-time employees, with 159 engaged in manufacturing and quality assurance, 82 in research and development and 32 in executive management and administrative positions. None of our employees is subject to a collective bargaining agreement nor have we ever experienced a work stoppage. We believe our employee relations are good.

ITEM 2. PROPERTIES

     Prior to March 2002, we leased our 75,000 square foot facility in Eden Prairie, Minnesota, which houses our corporate headquarters, manufacturing facility and warehouse space. In March 2002, we purchased this facility at a capital cost of approximately $5.7 million pursuant to the terms of an option under our lease. The facility currently contains two production lines, a granulation suite, two coating units and a warehouse. In 2003, we commenced the addition of a third production line and warehouse expansion at an estimated capital cost of $13.1 million. We ordered the production line equipment for this project in 2002, it was delivered late in the second half of 2003, and we expect to have it fully installed and commissioned in the first half of 2004. The warehouse expansion will add 18,000 square feet to our Eden Prairie facility and is expected to be completed in the first half of 2004.

     In August 2001, we purchased a 107,000 square foot facility in Brooklyn Park, Minnesota at a capital cost of approximately $5.2 million. This facility currently houses our research and product development center. In 2002, we commenced a $10.0 million capital expenditure program to expand the research and product development capabilities of this facility, which was completed in 2003 at a total capital cost of $19.4 million. The capital cost for this project exceeded our initial estimates by $9.4 million principally as a result of our decision to expand the Brooklyn Park facility from a 107,000 square foot to a 150,000 square foot facility in order to accommodate future growth. In 2003, we completed the addition of manufacturing capabilities to the Brooklyn Park facility, including a tablet press and a bottling line for products utilizing our DuraSolv orally disintegrating delivery system, at an capital cost of approximately $7.6 million. We ordered the production line equipment for this project in 2002, it was delivered in the first half of 2003, and commissioned in the fourth quarter of 2003.

     We believe that both of these facilities are adequate to meet our foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

     In September 2002, the Company and Schwarz Pharma, Inc. filed a complaint in the United States District Court for the Eastern District of Wisconsin against Breckenridge Pharmaceutical, Inc. and Ultimate Formulations, Inc. d/b/a Best Formulations. The complaint alleges that Breckenridge Pharmaceutical and Ultimate Formulations improperly marketed a product as being a rapidly dissolving tablet for irritable bowel syndrome. The Company manufactures NuLev, an orally disintegrating hyoscyamine sulfate (0.125 mg) product used to treat irritable bowel syndrome, for Schwarz Pharma, Inc. pursuant to an exclusive license agreement. The complaint asserts causes of action for violation of Section 43(a) of the Lanham Act, false advertising, misappropriation, unfair competition (all under Wisconsin state and federal law), copyright infringement and infringement of the Company’s patent covering its DuraSolv technology. The Company and Schwarz Pharma, Inc. are seeking a permanent injunction and monetary damages. Breckenridge Pharmaceutical and Ultimate Formulations have answered the complaint and have asserted a counterclaim for invalidity of the Company’s patent covering its DuraSolv technology and for interference with Breckenridge Pharmaceutical’s and Ultimate Formulations’ business relationships. Ultimate Formulations has been dismissed from this case on jurisdictional grounds. In August 2003, the court entered a preliminary injunction on behalf of the Company and Schwarz Pharma, Inc. with the consent of Breckenridge Pharmaceutical. The parties are conducting discovery.

     On March 17, 2003, the Company and Schwarz Pharma, Inc. filed a complaint in the United States District Court for the District of Minnesota against KV Pharmaceutical Company and its wholly owned subsidiary Ethex Corporation. The complaint alleges that KV Pharmaceutical and Ethex are manufacturing and selling orally disintegrating hyoscyamine sulfate (0.125 mg) tablets in violation of one of the Company’s patents covering its DuraSolv technology. The Company manufactures NuLev, an orally disintegrating hyoscyamine sulfate (0.125 mg) product, for Schwarz Pharma, Inc. pursuant to an exclusive license agreement. The Company and Schwarz are seeking an injunction against further infringement of the patent and compensatory damages. KV Pharmaceutical and Ethex have filed a counterclaim against the Company seeking a declaratory judgment that two of the Company’s patents are invalid, unenforceable, or not infringed. The court dismissed the counterclaim brought by KV Pharmaceutical and Ethex with respect to one of the Company’s patents. A motion for preliminary injunction filed by the Company and Schwarz was denied in March 2004. The parties are conducting discovery and trial is scheduled on or after October 1, 2004.

     On September 4, 2003, the Company and its directors were named as defendants in five putative class-action lawsuits filed in the Chancery Court of the State of Delaware. The lawsuits, which were filed by Joseph Eichenbaum, Joan Hartley, Jere McGuire, The Killen Group, Inc., and Howard Rose, purported holders of our common stock filing individually and on behalf of all holders of our common stock, generally allege that the defendants breached fiduciary duties in connection with the proposed merger with aaiPharma and with our board of directors’ response to the August 20, 2003 unsolicited proposal of Cephalon, Inc. to acquire CIMA. Among other things, the plaintiffs sought to enjoin completion of the merger with aaiPharma and to compel our board of directors to further consider Cephalon’s acquisition offer. The lawsuits were subsequently consolidated by order of the Court of Chancery on October 20, 2003. The time for the defendants to answer or move with respect to the consolidation action has not yet elapsed.

     On December 19, 2003, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of Minnesota. The lawsuit, which was filed by David A. Feste, a former Vice President, Chief Financial Officer and Secretary of CIMA, alleges that CIMA intentionally and negligently misrepresented its intention to pursue and engage in a transaction resulting in a change in control of the Company when negotiating an amendment to his employment agreement in conjunction with Mr. Feste’s resignation from the Company. Mr. Feste is seeking compensation under the change of control provisions in his original employment agreement.

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

	High	Low
Year ended December 31, 2003:
First Quarter	$28.01	$18.19
Second Quarter	30.16	21.66
Third Quarter	29.68	22.00
Fourth Quarter	33.08	27.80
Year ended December 31, 2002:
First Quarter	$35.45	$19.60
Second Quarter	28.60	18.94
Third Quarter	25.15	16.06
Fourth Quarter	28.58	22.10

Holders

     On March 8, 2004 the last reported sale price of our common stock was $30.96 per share. We had 64 stockholders of record and an estimated 4,100 beneficial owners of our common stock as of March 8, 2004.

Dividends

     We have never declared or paid any dividends. We anticipate that all of our earnings, if any, will be retained for development of our business, and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     This section presents our historical financial data. You should read carefully the financial statements included in this Annual Report, including the notes to the financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from our financial statements that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from financial statements that have been audited by Ernst & Young LLP, and are not included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income (loss) per share.

Selected Financial Data

	(in thousands, except per share data)
	Year Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data:
Operating revenues:
Net sales	$49,061	$23,391	$17,756	$13,407	$4,839
Product development fees and licensing	6,163	11,496	8,867	8,817	7,818
Royalties	20,852	11,738	5,403	1,695	735

Total operating revenues	76,076	46,625	32,026	23,919	13,392

Operating expenses:
Costs of goods sold	34,578	18,481	15,813	12,409	7,546
Research and product development	13,519	10,641	6,226	4,575	4,388
Selling, general and administrative	12,112	7,710	5,437	4,264	2,836
Merger-related expense	17,413	—	—	—	—

Total operating expenses	77,622	36,832	27,476	21,248	14,770

Operating (loss) income	(1,546)	9,793	4,550	2,671	(1,378)
Other income, net	3,296	6,383	10,334	2,114	116

Income (loss) before cumulative effect of a change in accounting principle and income tax benefit	1,750	16,176	14,884	4,785	(1,262)
Cumulative effect of a change in accounting principle	—	—	—	(799)	—
Income tax expense (benefit)	3,725	(2,441)	(104)	—	—

Net (loss) income	$(1,975)	$18,617	$14,988	$3,986	$(1,262)

Net (loss) income per share:
Basic
Net (loss) income per share before cumulative effect of a change in accounting principle	$(.14)	$1.31	$1.03	$.43	$(.13)
Net loss per share from cumulative effect of a change in accounting principle	—	—	—	(.07)	—

Net (loss) income per basic share	$(.14)	$1.31	$1.03	$.36	$(.13)

Diluted
Net (loss) income per share before cumulative effect of a change in accounting principle	$(.14)	$1.28	$.97	$.39	$(.13)
Net loss per share from cumulative effect of a change in accounting principle	—	—	—	(.07)	—

Net (loss) income per diluted share	$(.14)	$1.28	$.97	$.32	$(.13)

Weighted average of number of shares:
Basic	14,420	14,193	14,559	11,151	9,615
Diluted	14,420	14,599	15,503	12,385	9,615

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and investments	$110,157	$131,681	$149,504	$163,162	$2,481
Total assets	230,268	225,353	198,931	189,462	19,270
Long term debt and capital lease obligations	—	—	—	—	3,509
Accumulated deficit	(10,361)	(8,386)	(27,003)	(41,991)	(45,977)
Total stockholders’ equity	214,579	213,301	194,777	186,925	11,574

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with the Selected Financial Data and our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the caption Factors That Could Affect Future Results and elsewhere in this report.

Overview

     We develop and manufacture pharmaceutical products based on our proprietary OraSolv and DuraSolv orally disintegrating technologies. We currently manufacture seven pharmaceutical brands utilizing our orally disintegrating technologies: three prescription and four over-the-counter brands, which are marketed by and under brand names of our pharmaceutical company partners. The four over-the-counter brands are Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, and Alavert and Dimetapp ND for Wyeth. The three prescription brands are Zomig-ZMT and its equivalent for markets outside the U.S. for AstraZeneca, Remeron SolTab and its equivalent for markets outside the U.S. for Organon and NuLev for Schwarz Pharma, Inc. We are currently developing other oral drug delivery technologies for ourselves and others. We operate within a single business segment, the development and manufacture of orally disintegrating and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including (1) product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, (2) net sales of products we manufacture for pharmaceutical companies using our proprietary orally disintegrating technologies, and (3) royalties on the sales of products we manufacture, which are sold by pharmaceutical companies under licenses from us.

     Revenues from product development fees and licensing revenue will fluctuate depending on, among other factors, the number of new collaborative agreements that we enter into, the number and timing of product development milestones that we achieve under collaborative agreements and the level of our development activity conducted for pharmaceutical companies. Revenues from product sales and from royalties will fluctuate from quarter to quarter and from year to year depending on market conditions facing our pharmaceutical company partners and their actions. Among other factors, the following represent conditions of our pharmaceutical company partners that can affect us: demand by consumers for the products we produce, new product introductions, the seasonal nature of some of the products we produce to treat seasonal ailments, pharmaceutical company ordering patterns, and our production schedules.

     The following tables shows components of revenue, expenses, operating income, other income, tax expense (benefit) and net (loss) income as a percentage of total operating revenue for the years ending December 31:

	2003	2002	2001
Net sales	64.5%	50.2%	55.4%
Product development fees & licensing revenues	8.1%	24.7%	27.7%
Royalty revenues	27.4%	25.2%	16.9%
Cost of goods sold	45.5%	39.6%	49.4%
Research & product development expense	17.8%	22.8%	19.4%
Selling, general & administrative expense	15.9%	16.5%	17.0%
Merger-related expenses	22.9%	—	—
Operating (loss) income	(2.0)%	21.0%	14.2%
Other income, net	4.3%	13.7%	32.3%
Tax expense (benefit)	4.9%	(5.2%)	(0.3%)
Net (loss) income	(2.6%)	39.9%	46.8%

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

Inventory Reserves

     We evaluate our need for inventory obsolescence reserves based on both a specific and general basis. Identified lots of finished goods and work-in-process which have either been on-hand for a period exceeding one month or which may have been identified for potential rejection are reserved for on a specific basis. Raw material inventories are evaluated for potential overstock conditions, and are specifically reserved if use is not expected to occur before expiration dates. We also maintain a reserve for items in inventory that may have the aforementioned issues but have not yet been specifically identified. For the year ended December 31, 2003, we have recorded an obsolescence reserve of $275,000 related to our inventory of $7.6 million.

Accounts Receivable Reserves

     We evaluate our need for accounts receivable reserves based on both a specific and general basis. Identified past due invoices are reviewed for collectibility, and specifically reserved as warranted. In addition, a reserve is maintained for receivables issues which have not yet been specifically identified. For the year ended December 31, 3003, we have recorded a reserve of $100,000 related to our accounts receivable of $14.8 million.

Revenue Recognition

     We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101 as amended by SAB 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion of milestones; from nonrefundable up-front product development license fees as fees are amortized over the expected development term of the proposed products; and from royalties on the sales of products that we manufacture, which are sold by pharmaceutical companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue.

Deferred Taxes

     The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. For the year ended December 31, 2003, we have recorded a $5.0 million valuation allowance related to our net deferred tax assets of $19.0 million, compared to a valuation allowance of $6.4 million related to our net deferred tax assets of $17.8 million for the year ended December 31, 2002.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

     Operating Revenues. Our total operating revenues were $76.1 million in 2003, compared to $46.6 million in 2002 and $32.0 million in 2001. Operating revenues from AstraZeneca, Organon, and Wyeth, our three largest pharmaceutical company partners in 2003, together represented approximately 83%, 62% and 48% of our total revenues in 2003, 2002 and 2001, respectively. In 2003, Wyeth replaced Schwarz Pharma, Inc. as one of our three largest pharmaceutical company partners. Schwarz Pharma, Inc. accounted for approximately 7% and 18% of total operating revenues in 2003 and 2002, respectively. The increases in total operating revenues in each year were due to sequentially increasing sales of products we manufacture for, and royalties on sales by, our pharmaceutical company partners. For additional information, readers are directed to Note 11 to the financial statements included in this Annual Report.

     We are paid by our collaborative partners for the orally disintegrating products that we manufacture and ship to them. Generally, we respond to the product demand forecasts of our pharmaceutical company partners. Accordingly, sales of manufactured products to our pharmaceutical company partners may vary from period to period based on our partners’ demands. These activities resulted in net sales of orally disintegrating products of $49.1 million in 2003, compared to $23.4 million in 2002 and $17.8 million in 2001. The $25.7 million, or 110%, increase from 2002 to 2003 was due to an increase in shipments of over the counter products (to Wyeth, Novartis and Bristol-Myers Squibb) of $15.0 million, or 179%. This was primarily due to the full year effect of the introduction by Wyeth of Alavert and Dimetapp ND orally disintegrating tablets produced by us in the fourth quarter of 2002 (380% increase). Revenues from producing brand prescription products (for Organon, AstraZeneca and Schwarz Pharma, Inc.) increased by 71%, or $10.7 million, due to increased shipments to Organon (91% increase) and AstraZeneca (15% increase). The $5.6 million increase from 2001 to 2002 was primarily attributable to a net increase of $6.1 million in shipments of branded prescription products, which was partially offset by a net reduction in shipments of over-the-counter products that was caused by a year-over-year drop off in shipments of Triaminic Softchews.

     We are paid product development and licensing revenues for our activities performed under collaborative agreements with pharmaceutical companies. These activities resulted in product development fees and licensing revenues of $6.2 million in 2003, compared to $11.5 million in 2002 and $8.9 million in 2001. The decrease of $5.3 million from 2002 to 2003 reflects the variability in timing and pacing of product development projects. Amounts received in 2003 from Schwarz Pharma, Inc. and Aventis were $3.9 million less than in 2002, despite the related product development projects continuing to progress in 2003. The $2.6 million increase from 2001 to 2002 was primarily attributable to an increase in the number of collaborative projects in our product development portfolio, which included the achievement of certain milestones for Aventis and Schwarz Pharma, Inc.

     We are paid royalties based on our collaborative partners’ sales of orally disintegrating products that we developed and manufactured. Our collaborative partners’ sales of CIMA manufactured orally disintegrating products amounted to approximately $440.3 million in 2003, up from nearly $236.0 million in 2002 and up from about $103.0 million in 2001. As a result, we recognized royalties of $20.9 million in 2003, compared to $11.7 million in 2002 and $5.4 million in 2001. The $9.2 million, or 78%, increase, in 2003 was driven by increases from our three largest partners AstraZeneca (30% increase), Organon (139% increase), and Wyeth (479% increase). The AstraZeneca and Organon increases reflect increased worldwide sales of Zomig and Remeron, respectively, while the Wyeth increase reflects a continuation of its late 2002 Alavert launch and a full year of sales activity in the U.S. The $6.3 million increase in royalties from 2001 to 2002 was attributable to strongly growing worldwide sales of orally disintegrating versions of Zomig and Remeron SolTab, as well as the U.S. market introduction of Alavert by Wyeth late in the fourth quarter of 2002.

     In 2004, we expect to close a transaction with Cephalon, Inc. under which CIMA will become a wholly owned subsidiary of Cephalon. This introduces a number of potential influences on our business and revenues.

     Overall for 2004, subject to the effect of the transaction with Cephalon, we expect revenues from our partner-based collaborative business to decline. There are three contributing factors leading to this expectation. First, our partner Wyeth launched Alavert late in 2002, with the effect of the launch carrying into early 2003, and Dimetapp ND in mid-2003. In addition to the impact of launch quantities on 2003 shipments, a significant portion of our shipments to Wyeth in the fourth quarter of 2003 were in bulk form which required final packaging for future sale in 2004. In 2004, we expect to once again begin providing Wyeth packaged product. It is our expectation that, as a result, Wyeth will not receive product for 2005 sale until early 2005. All these factors cause us to expect a decline in product shipments to Wyeth in 2004 compared with 2003. In addition, the long-anticipated introduction by Barr Laboratories of a generic competitor to our partner Organon’s Remeron SolTabs in the U.S. market took place during the fourth quarter of 2003. We anticipate that this increased competition for our partner will adversely affect our revenues. Finally, our partner AstraZeneca’s recently signed agreement to market Zomig through an independent distributor in the U.S. likely will have an adverse effect on our royalty revenue because the selling price on which we generate royalties will be lower. Over time we expect increased sales volume to offset the decrease in the royalty base. If the transaction with Cephalon is not closed as anticipated, we expect that we would sign a license and manufacturing agreement with a pharmaceutical company partner for our OraVescent Fentanyl product, which we expect will enter Phase III clinical trials in 2004, to support an FDA submission for marketing approval in early 2005. We expect that the development fees and milestone payments under such an agreement would have a positive effect on 2004 revenues, and would offset the decline noted earlier in this paragraph.

     Cost of goods sold. We incurred cost of goods sold of $34.6 million in 2003, compared to $18.5 million in 2002 and $15.8 million in 2001. The increase from 2002 to 2003 is due to the increased product demand from our pharmaceutical company partners, which led to our producing product on a 7-day, 24-hours per day manufacturing schedule for most of 2003. The $2.7 million increase from 2001 to 2002 was primarily due to manufacturing more of our orally disintegrating products ($2.5 million), except for Triaminic Softchews, and from higher indirect labor costs associated with the expansion of our manufacturing and quality control infrastructures ($775,000) offset by lower unit manufacturing costs ($900,000). We added capacity for producing bottled products in 2003, and expect to complete a blister package capacity expansion project in 2004. This capacity expansion, undertaken in anticipation of future growth requirements, will increase the overhead component of cost of goods sold until production volumes grow to full utilization.

     Research and product development expenses. We incurred research and product development expenses of $13.5 million in 2003, compared to $10.6 million in 2002 and $6.2 million in 2001. The $2.9 million increase in expenses in 2003 was due primarily to our continuing activities in support of our OraVescent Fentanyl product. These activities increased in 2003 as a result of transitioning from Phase II to Phase III safety and efficacy clinical trials for OraVescent Fentanyl. We continued to work on other projects under our collaborative agreements with our pharmaceutical company partners. Much of this activity was funded by our partners, and is reported as Product Development Fees and Licensing revenues. The $4.4 million increase from 2001 to 2002 was primarily due to an increase in the number of collaborative projects in our product development portfolio, including development activity for recent collaborative agreements with Aventis, Schering-Plough and Schwarz Pharma, Inc. ($1.7 million), higher payroll costs associated with increases in professional staffing levels ($2.0 million), and higher depreciation costs associated with the newly renovated R&D center ($500,000). We expect research and development costs to increase substantially in 2004 due to the Phase III safety and efficacy trials for OraVescent Fentanyl.

     Selling, general and administrative expenses. We incurred selling, general and administrative expenses of $12.1 million in 2003, compared to $7.7 million in 2002 and $5.4 million in 2001. The $4.4 million increase from 2002 to 2003 was primarily comprised of an increase in legal costs related to patent infringement litigation we are pursuing ($1.1 million), management transition costs ($378,000), incentive payments earned by employees related to our performance ($616,000), business insurance costs ($365,000), efforts to comply with the Sarbanes-Oxley Act (approximately $100,000) and increased staffing and recruitment costs ($1.8 million). The $2.3 million increase from 2001 to 2002 was primarily due to increased recruiting and relocation costs ($200,000), corporate incentive payments ($900,000), higher levels of staffing and consulting in support of our computer and information systems ($350,000) and higher legal costs ($250,000). We expect selling, general and administrative expenses to be flat to a small increase in 2004.

     Merger-related expenses. We recognized $17.4 million of expenses related to merger discussions which ultimately led to our agreement to be acquired by Cephalon, Inc. These costs were comprised of a break-up fee related to a terminated merger with aaiPharma ($11.5 million), legal fees ($2.8 million), and investment banking fees and expenses ($2.2 million), with the remainder attributable to consulting services, filing fees, and other miscellaneous transaction-related expenses.

     Operating income. Due to merger expenses, we recognized an operating loss of $1.5 million in 2003, compared to operating income of $9.8 million in 2002 and $4.6 million in 2001. Excluding merger expenses of $17.4 million, we would have reported operating income of $15.9 million in 2003, an increase of 62% over 2002. Operating income excluding merger expenses is a non-GAAP (generally accepted accounting principles) financial measure, which management believes helps investors evaluate our operating results period-by-period. This operating improvement was the result of higher royalties from our pharmaceutical company partners ($9.1 million), increased sales of products to our pharmaceutical company partners (gross margin of $5.4 million), and improved gross profit on those product sales due to our operating at full manufacturing capacity for most of 2003 (gross margin of $4.2 million). These were offset by reduced product development and licensing revenues ($5.3 million) and increased research and development expenditures ($2.9 million) and selling, general and administrative expenditures ($4.4 million). The $5.2 million increase from 2001 to 2002 was due to growth in product sales volume (gross margin of $600,000), improved gross profit margins on product sales (gross margin of $2.4 million) and increased product development and licensing revenues ($2.6 million). These were partly offset by increased research and development expenditures ($4.4 million) and selling, general and administrative expenditures ($2.3 million).

     Other income, net. We recognized other income of $3.3 million in 2003, compared to $6.4 million in 2002 and $10.3 million in 2001. Other income consists primarily of investment income on invested funds and gains or losses on asset dispositions. The $3.1 million and $3.9 million decreases from 2002 to 2003, and 2001 to 2002, were both primarily due to the lower interest rates on funds reinvested during the year and the lower average balance of those funds in each year. In 2004, we expect other income to decrease to under $3.0 million primarily from the impact of lower interest rates on funds that we expect to reinvest during the year.

     Tax benefit. We recognized a tax expense of $3.7 million in 2003, compared to benefits of $2.4 million in 2002, and $104,000 in 2001. The $6.1 million decline in 2003 resulted partly from the recognition of $2.0 million in tax credits related to the utilization of all remaining net operating loss carryforwards, which offset the tax we would otherwise incur. The effective tax rate for 2003 is also influenced by the fact that the merger expenses incurred related to our merger agreement with Cephalon are not considered tax deductible for financial reporting purposes. Also, certain expenses related to the terminated aaiPharma transaction are also not considered tax deductible for financial reporting purposes. The $2.3 million increase of the tax benefit from 2001 to 2002 was due to the recognition of approximately $8.9 million in tax credits related to the utilization of net operating loss carryforwards. Operating income before merger expenses indicates that future taxable income will be available to use remaining net operating loss carryforwards. In 2004, we expect to have a full year effective tax rate of 37.5%, except on certain non-deductible merger-related expenses which cannot be estimated at this time.

     Net operating loss carryforwards of $41.4 million expire over the years 2008 through 2018. Tax credit carryovers of $1.2 million expire over the years 2005 through 2008. Research tax credit carryovers of $1.7 million expire over the years 2004 through 2018.

     The following table reconciles net income (loss) per diluted share to pro forma net income per diluted share for 2003 and 2002. Pro forma net income is calculated by applying a normalized tax rate of 37.5% to our reported pre tax income (loss) for the year, adjusted for merger-related expenses. Pro forma net income and pro forma net income per share are non-GAAP (generally accepted accounting principals) financial measures. We provide the pro forma information below to give investors an additional means of measuring our performance and a consistent basis for comparing our results from 2003 and 2002.

Year ended
December 31
2003
Net income (loss) per share, as reported	$(0.14)

Net income (loss), as reported	$(1,975)
Add back: merger-related expenses as reported	17,413
Add back: tax expense as reported	3,725
Less: tax expense at 37.5%	7,186

Pro-forma net income at 37.5%	$11,977

Pro-forma net income per share at 37.5%	$0.81

2002
Net income per share, as reported	$1.28

Net income, as reported	$18,617
Less: tax benefit as reported	2,441
Less: tax expense at 37.5%	6,066

Pro-forma net income at 37.5%	$10,110

Pro-forma net income per share at 37.5%	$0.69

Liquidity and Capital Resources

     During the past three years we have financed our operations to date primarily through our revenues from product sales, product development fees and licensing revenues and royalties. Negative cash flow from operations in 2003 was largely due to merger-related expenses, a non-recurring item, and should not have a significant impact on future cash flows. If our merger agreement with Cephalon is terminated, then the terminating party may, under certain circumstances, be required to pay termination fees and expenses of up to $16.3 million. Our payment or receipt of any termination fees could have a material impact on our cash flows.

     Working capital, which is defined as current assets less current liabilities, increased by $6.9 million from $83.7 million at December 31, 2002 to $90.6 million at December 31, 2003. The increase was due to the transfer of $39.1 million of non-current available-for-sale securities to current, offset by the use of $21.9 million for capital expenditures, a $3.3 million increase in inventories, and a $3.8 million increase in prepaid expenses due to insurance and clinical development costs. We invest excess cash in interest-bearing money market accounts and investment grade securities.

     During 2004, we plan to spend approximately $26.0 to $30.0 million to add capacity for the manufacture of products containing potent substances to our facility in Brooklyn Park, as well as to complete our capacity expansion and warehouse and office improvements to our Eden Prairie facility. In addition, we expect to fund additional product development activities, notably Phase III safety and efficacy clinical trials related to our proprietary OraVescent Fentanyl product. We may also acquire technologies that complement our current portfolio of oral drug delivery technologies. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

     The following table provides a summary of our contractual obligations as of December 31, 2003:

		2005	2007	2009
		Through	Through	and
(Dollars in Thousands)	2004	2006	2008	Thereafter	Total
Clinical studies	$5,194	$1,500	$—	$—	$6,694
Facility and equipment	3,157	—	—	—	3,157

Total	$8,351	$1,500	$—	$—	$9,851

Factors That Could Affect Future Results

Certain statements made in this Annual Report on Form 10-K are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-K. You should also consider carefully the definitive proxy statement regarding our proposed transaction with Cephalon, Inc. when it becomes available because it will contain important information about the transaction. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations.

Our Business And Stock Price May Suffer Prior to Completion of, Or If We Do Not Complete, The Proposed Transaction With Cephalon.

     If the transaction with Cephalon is not completed, we could be subject to a number of factors that may adversely affect our business and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to completing the transaction;

•	if the merger agreement is terminated under certain conditions, we may be required to pay Cephalon termination fees and expenses of up to $16.3 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the transaction will be completed;

•	we must pay various costs related to the transactions, such as our legal, investment advisor and accounting fees; and

•	if our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to enter into a transaction with more favorable terms and conditions than that agreed to by Cephalon.

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

     We intend to comply with the securities and antitrust laws of the United States and any other jurisdiction in which the proposed transaction is subject to review. The reviewing authorities may seek to impose conditions before giving their approval or consent to the transaction. A delay in obtaining the necessary regulatory approvals will delay the completion of the transaction. In January 2004, the Federal Trade Commission (“FTC”) requested additional information relating to our merger with Cephalon. The request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 during which the FTC is permitted to review a proposed transaction. We have not yet obtained any governmental or regulatory approvals required to complete the transaction. We may be unable to obtain these approvals or to obtain them within the timeframe contemplated by the merger agreement.

The Loss Of One Of Our Top Three Major Customers Could Reduce Our Revenues Significantly.

     Revenues from AstraZeneca, Organon, and Wyeth together represented approximately 83% and 62% of our total revenues in 2003 and 2002, respectively. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for a significant portion of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

We Rely On Third Parties To Market, Distribute And Sell The Products Incorporating Our Drug Delivery Technologies, And Those Third Parties May Not Perform, Or The Sales Of Those Products May Be Affected By Factors Beyond The Control Of Those Third Parties.

     Our pharmaceutical company partners market and sell the products we develop and manufacture for them. If one or more of our pharmaceutical company partners fails to pursue or delays the development, registration or marketing of products incorporating our technology as planned, our revenues and gross profits may not reach our expectations, or may decline. We often cannot control the timing and other aspects of the development of products incorporating our technologies because our pharmaceutical company partners may have priorities that differ from ours. Therefore, commercialization of products under development may be delayed unexpectedly. Because we incorporate our drug delivery technologies into the oral dosage forms of products marketed and sold by our pharmaceutical company partners, we do not have a direct marketing channel to consumers for our drug delivery technologies. The marketing organizations of our pharmaceutical company partners may be unsuccessful or they may assign a lower level of priority to the marketing of products that incorporate our drug delivery technologies. Further, they may discontinue marketing the products that incorporate our drug delivery technologies. If marketing efforts for our products are not successful, our revenues may fail to grow as expected or may decline.

     For the year ended December 31, 2003, net sales from manufacturing and royalties from our partners’ sales of our top four products accounted for approximately 84% of our operating revenues. Our top four products are AstraZeneca’s Zomig-ZMT and its equivalent for markets outside the U.S., Organon’s Remeron SolTab and its equivalent for markets outside the U.S., Wyeth’s Alavert and Dimetapp ND, and Novartis’ Triaminic Softchews. We cannot be certain that these products will continue to be accepted in their markets. Specifically, the following factors, among others, could affect the level of market acceptance of Remeron SolTab and its non-U.S. equivalents, Zomig-ZMT and its non-U.S. equivalents, and Alavert and Dimetapp ND:

•	the perception of the healthcare community of their safety and efficacy, both in an absolute sense and relative to that of competing products;

•	unfavorable publicity regarding these products or similar products;

•	product price relative to other competing products or treatments;

•	changes in government and third-party payor reimbursement policies and practices;

•	regulatory developments affecting the manufacture, marketing or use of these products; and

•	competition from generic pharmaceutical manufacturers.

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

     We face additional risks related to our collaborative agreements, including the risks that:

•	any existing or future collaborative agreements may not result in additional commercial products;

•	additional commercial products that we develop with our pharmaceutical company partners may not be successful;

•	we may not be able to meet the milestones established in our current or future collaborative agreements;

•	we may not be able to successfully develop new drug delivery technologies that will be attractive in the future to potential pharmaceutical company partners; and

•	our pharmaceutical company partners may exercise their rights to terminate their collaborative agreements with us.

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products, And We May Lose Revenues.

     We must increase our production capacity to meet expected demand for our products. We currently have two production lines for product requiring blister packaging, which collectively have an estimated annualized production capacity in excess of 500 million tablets. In 2003, we began to add a third production line, which is expected to be completed and commissioned in the first half of 2004. We also installed a production line for bottled product at our Brooklyn Park facility, which was completed and commissioned in the fourth quarter of 2003. We estimate that our total annualized capacity for the production lines in Eden Prairie will increase from approximately 500 million to approximately 1.0 billion tablets. We estimate that the total annualized capacity of the production line in Brooklyn Park will be approximately 700 million bottled tablets. If we are unable to increase our production capacity as scheduled or if our partners significantly increase their requirements for product deliveries prior to completing the scheduled increases in capacity, we may be required to allocate our production capacity until we have completed these capacity improvements. If this should happen, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

If We Do Not Properly Manage Our Growth, We May Be Unable To Sustain The Level Of Revenues We Have Attained Or Effectively Pursue Additional Business Opportunities.

     Our operating revenues increased 63% in the year ended December 31, 2003, 46% in the year ended December 31, 2002, and 34% in the year ended December 31, 2001, respectively, placing significant strain on our management, administrative and operational resources. If we do not properly manage the growth we have recently experienced and expect in the future, our revenues may decline or we may be unable to pursue sources of additional revenues. To properly manage our growth, we must, among other things, implement additional (and improve existing) administrative, financial and operational systems, procedures and controls on a timely basis. We also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and pursue existing and potential market opportunities. Improving our systems and increasing our staff will increase our operating expenses. If we fail to generate additional revenue in excess of increased operating expenses in any fiscal period we may experience declines in profitability or incur losses.

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

     We developed and currently manufacture Remeron SolTab for Organon, an orally disintegrating formulation of Remeron, Organon’s standard tablet. Mylan Laboratories and Teva Pharmaceutical Industries announced in January 2002 that they received tentative approval from the FDA to sell standard mirtazapine tablets, which are generic substitutes for Organon’s Remeron tablets. In March 2002, Organon sued Teva and Mylan and seven other generic pharmaceutical companies for the infringement of Organon’s U.S. patent for Remeron, but on December 18, 2002, a federal district court ruled that the generic version of mirtazapine developed by Teva and Mylan did not infringe Organon’s patent covering Remeron. Although Organon has appealed this court’s ruling, it is unlikely that the appeals court will reverse or delay the trial court’s ruling. Teva launched its generic form of mirtazapine in the U.S. market in 2003. Other generic manufacturers, including Mylan Laboratories, launched generic versions of mirtazapine upon the June 2003 expiration of Teva’s 180-day marketing exclusivity period.

In May 2002, Organon announced that it sued Barr Laboratories, Inc. for infringing its U.S. patent for Remeron SolTab (mirtazapine orally disintegrating tablets). Despite this suit, the U.S. market launch of generic orally disintegrating mirtazapine tablets developed by Barr Laboratories was announced on December 18, 2003. Organon’s market for Remeron SolTab may be affected negatively by the introduction of generic versions of standard or orally disintegrating mirtazapine tablets. The introduction of these generic tablets is expected to lower Organon’s revenues from Remeron SolTab. This would have an adverse effect on our revenues from selling product to Organon, and a reduction in royalty payments we receive from Organon based on its sales of the product in the U.S. In the future, there may be other generic entrants in this market as well.

     On January 15, 2003, KV Pharmaceutical Company announced that it would begin marketing hyoscyamine sulfate orally disintegrating tablets, 0.125 mg, a prescription anticholinergic/antispasmodic product, utilizing its OraQuick orally disintegrating tablet technology. This product is expected to be equivalent to and substitutable for NuLev, which we developed and manufacture for Schwarz Pharma, Inc. Due to the large number of variables, we are unable to predict the effect of such a product introduction by KV Pharmaceutical on our business. On March 17, 2003, CIMA and Schwarz Pharma, Inc. filed a lawsuit against KV Pharmaceutical Company and its wholly owned subsidiary Ethex Corporation, alleging that sales by them of orally disintegrating hyoscyamine sulfate violated CIMA’s patent covering its DuraSolv technology. For details regarding the lawsuit between KV Pharmaceutical and CIMA, see information under the caption Legal Proceedings contained elsewhere in this document.

     On January 27, 2003, Andrx Corporation and Perrigo Company announced that they have entered into a multi-year agreement for Andrx to supply Perrigo with Andrx’s over-the-counter orally disintegrating tablet formulation of loratadine, which is expected to be equivalent to and substitutable for Schering-Plough’s Claritin RediTabs and Wyeth’s Alavert and Dimetapp ND. Andrx has received FDA approval of its Abbreviated New Drug Application for an orally disintegrating tablet formulation of loratadine. We developed and manufacture Alavert and Dimetapp ND orally disintegrating tablets for Wyeth. Perrigo is one of the largest providers of store brand over-the-counter products in the U.S. In February 2003, Wyeth received its second FDA approval, an Abbreviated New Drug Application, for a DuraSolv loratadine product, which is identical to Alavert, but was initially intended for the prescription market. This second FDA approval of a DuraSolv loratadine product may prevent Andrx from receiving final FDA approval of its competitive orally disintegrating tablet formulation of loratadine, until a date no earlier than 180 days after Wyeth’s launch of Alavert on December 20, 2002. Due to the large number of variables, we are unable to predict the exact timing and effect of such a product introduction by the Perrigo Company on our business, although Andrx has announced that it began shipping this product to Perrigo prior to the end of 2003.

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

     On August 1, 2003 the Minneapolis District Office of the FDA completed an inspection of our facilities that focused on compliance with current Good Manufacturing Practice regulations for manufacturers of pharmaceuticals. The FDA also conducted reviews under the Pre-Approval Inspection program related to three of our partners’ pending applications and collected profile samples. The FDA issued two form 483s at the close of the inspection that listed seven objectionable conditions. We provided a formal response to the Minneapolis District Office on September 2, 2003 that described our correction of each condition identified in the 483s. Those corrective actions are subject to verification and review at the next FDA inspection and there can be no assurance that the corrective actions are adequate or that the FDA will not require further corrective action.

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

     In addition, we are required to obtain quotas of controlled substances through the DEA allocation process. If we were to obtain our quota in insufficient quantity to support our scheduled manufacturing need, we would not be able to satisfy customer demand. This could result in adverse effects on our relationship with our customers, as well as impair demand for our product.

     Regulations under the Occupational Safety and Health Act establish certain standards related to safety in handling and manufacturing potent substances, such as fentanyl citrate. Under these regulations, we believe that our production of fentanyl citrate would require a specialized manufacturing environment that prevents fentanyl citrate from coming in contact with humans. We may develop other products that would require a specialized manufacturing environment. Currently, none of our existing production lines in Eden Prairie or Brooklyn Park nor our planned production line in Eden Prairie are capable of manufacturing potent substances. In the event we pursue the development of our OraVescent Fentanyl product through regulatory submission or other potential products with a comparable safety profile to fentanyl, we will be required to identify a manufacturer with appropriate resources to manufacture potent substances or to develop those capabilities internally. We are presently assessing the feasibility of contracting with third party manufacturers that have these specialized manufacturing capabilities and of developing these capabilities internally. In the event we decide to manufacture OraVescent Fentanyl or other potent products in our facilities, we will be required to add potent substance manufacturing capabilities that comply with these safety regulations, which could require capital expenditures in excess of $10 million. If we choose not to invest in potent substance manufacturing capabilities, our future revenues may not grow as fast because we will be unable to compete in certain important therapeutic markets for our technologies.

Our Commercial Products Are Subject To Continuing Regulations And We May Be Subject To Adverse Consequences If We Fail To Comply With Applicable Regulations.

     Even if our products receive regulatory approval, either in the U.S. or internationally, we will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	adverse drug experience reporting;

•	product promotion;

•	product manufacturing, including good manufacturing practices requirements; and

•	product changes or modifications.

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

     We manufacture all our current products on two production lines in our Eden Prairie facility. All of our commercialized products, except for Schwarz Pharma, Inc.’s NuLev, are blister-packaged on one or both of our Eden Prairie production lines. If our existing production lines or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production lines, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or to develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. The production line we have added at our Brooklyn Park facility is dedicated to bottled product, which is important for products currently under development, but does not reduce the risk associated with loss of capacity for product requiring blister packaging.

We Rely On Single Sources For Some Of Our Raw Materials, And We May Lose Revenues And Be Unable To Maintain Our Relationships With Our Pharmaceutical Company Partners If Those Materials Were Not Available.

     We rely on single suppliers, some of whom are located outside the U.S., for some of our raw materials and packaging supplies. If these raw materials or packaging supplies were no longer available, or unexpectedly unavailable for a period of time, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without adequate supplies of raw materials or packaging supplies, our manufacturing operations may be interrupted until another supplier could be identified, its products validated, required regulatory approvals obtained, and trading terms with it negotiated. While we have identified alternative suppliers, we may not be able to engage them in a timely manner, or at all. Furthermore, we may not be able to negotiate favorable terms with an alternative supplier. Any disruptions in our manufacturing operations from the loss of a supplier could potentially damage our relations with our pharmaceutical company partners and materially adversely affect our business, financial condition, and results of operations.

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

If We Cannot Keep Pace With The Rapid Technological Change And Meet The Intense Competition In Our Industry, We May Lose Business.

     Our success depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. If we cannot maintain competitive products and technologies, our current and potential pharmaceutical company partners may choose to adopt the drug delivery technologies of our competitors. Orally disintegrating tablet technologies that compete with our OraSolv and DuraSolv technologies include the Zydis technology developed by R.P. Scherer Corporation, a wholly owned subsidiary of Cardinal Health, Inc., the WOWTab technology developed by Yamanouchi Pharma Technologies, the Flashtab technology developed by Ethypharm, the FlashDose technology developed by Fuisz Technologies Ltd., a wholly owned subsidiary of Biovail Corporation, and the OraQuick technology developed by KV Pharmaceutical Company. SPI Pharma, Inc., a wholly owned subsidiary of Associated British Foods plc, recently announced Pharmaburst, a specially engineered excipient system that is capable of rapid disintegration. In addition, Eurand, a private specialty pharmaceutical company, recently announced that it has licensed an orally disintegrating tablet drug delivery technology, which was expected to be fully integrated into Eurand’s business in the second half of 2003. We also compete generally with other drug delivery, biotechnology and pharmaceutical companies engaged in the development of alternative drug delivery technologies or new drug research and testing. Many of these competitors have substantially greater financial, technological, manufacturing, marketing, managerial and research and development resources and experience than we do and represent significant competition for us.

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

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.

     Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted seventeen patents on our drug delivery and packaging systems in the U.S., which will expire beginning in 2010. We have 75 applications and granted patents in the U.S. and other major countries.

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

Because We Have A Limited Operating History, Potential Investors In Our Stock May Have Difficulty Evaluating Our Prospects.

     We recorded the first commercial sales of products using our orally disintegrating tablet technologies in early 1997. Accordingly, we have only a limited operating history and a small number of pharmaceutical company partners, which may make it difficult for you and other potential investors to evaluate our prospects. The difficulty investors may have in evaluating our prospects may cause volatile fluctuations, including decreases, in the market price of our common stock as investors react to information about our prospects. Since 1997, we have generated revenues from product development fees and licensing arrangements, sales of products using our orally disintegrating tablet technologies and royalties. We are currently making the transition from research and product development operations with limited production to commercial operations with expanding production capabilities in addition to research and product development activities. Our business and prospects, therefore, must be evaluated in light of the risks and uncertainties of such a company with a limited operating history and, in particular, one in the pharmaceutical industry.

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

     We have accumulated aggregate net losses from inception of approximately $10.4 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

Demand For Some Of Our Products Is Seasonal, And Our Sales And Profits May Suffer During Periods When Demand Is Light.

     Certain non-prescription products that we manufacture for our pharmaceutical company partners treat seasonal ailments such as coughs, colds, and allergies. Our pharmaceutical company partners may choose not to market those products in off-seasons and our sales and profits may decline in those periods as a result. In 2003, operating revenues from Wyeth and Novartis, which included revenues related to Alavert and Dimetapp ND, an allergy medication, and Triaminic Softchews, a seasonal cough and cold product, represented approximately 35% of our total operating revenues. We may not be successful in developing a mix of products to reduce these seasonal variations.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the year ended December 31, 2003, the closing sale price for our common stock ranged from $18.19 to $33.08. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Our Operating Results May Fluctuate, Causing Our Stock Price To Fall.

     Fluctuations in our operating results may lead to fluctuations, including declines, in our stock price. Our operating results may fluctuate from quarter to quarter and from year to year depending on:

•	demand by consumers for the products we produce for our pharmaceutical company partners;

•	new product introductions;

•	the seasonal nature of the products we produce to treat seasonal ailments;

•	pharmaceutical company ordering patterns;

•	our production schedules;

•	the number of new collaborative agreements that we enter into;

•	the number and timing of product development milestones that we achieve under collaborative agreements;

•	the level of our development activity conducted for, and at the direction of, pharmaceutical companies under collaborative agreements;

•	the level of our spending on new drug delivery technology development and technology acquisition, and internal product development; and

•	strategic transaction-related expenditures.

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, including interim periods. The adoption of EITF Issue No. 00-21 has had no material impact on our financial position or on our results of operations.

     In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risks on cash, cash equivalents and available-for-sale securities. Our investments in fixed-rate debt securities, which are classified as available-for-sale at December 31, 2003, have remaining maturities ranging from 3 to 41 months and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $80.6 million at December 31, 2003, and represented 35% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of December 31, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow. We have an agreement denominated in foreign currency to purchase assets for our manufacturing expansion, but we have entered into a foreign exchange contact to limit our exposure to fluctuating exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements as of December 31, 2003 and 2002 and for each of the years ended December 31, 2003, 2002 and 2001 begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Principal Occupation
Steven B. Ratoff	61	Chairman of the Board and Interim Chief Executive Officer
John Hontz, Ph.D.	47	Chief Operating Officer
James C. Hawley	49	Vice President, Chief Financial Officer and Secretary
John F. Chappell	67	President of Eponym, Inc.
Steven D. Cosler	48	President and Chief Executive Officer of Priority Healthcare Corporation
Terrence W. Glarner	60	President, West Concord Ventures, Inc.
Joseph R. Robinson, Ph.D.	65	Professor of Pharmacy, University of Wisconsin at Madison
John M. Siebert, Ph.D.	63	President and Chief Executive Officer of CyDex, Inc.

     Steven B. Ratoff has served as our interim Chief Executive Officer since May 1, 2003, as a director of CIMA since March 1995 and as Chairman of the Board since March 2003. From February 2001 to December 2001, Mr. Ratoff was President, Chief Executive Officer and a director of MacroMed, Inc., a privately held drug delivery company. From December 1994 to January 2001, Mr. Ratoff was Executive Vice President and Chief Financial Officer of Brown-Forman Corporation, a consumer products company. Mr. Ratoff serves as a director of Inkine Pharmaceutical Company, Inc.

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

     James C. Hawley became our Vice President, Chief Financial Officer and Secretary on April 1, 2003. From 2000 to March 2003, Mr. Hawley was a Principal and Vice President of Manchester Companies, Inc., an investment banking and management advisory firm. From 1999 to 2000, Mr. Hawley served as Chief Executive Officer and a director of CARA Collision & Glass, a consolidator in the damaged vehicle repair business, that at the time Mr. Hawley assumed those positions was a financially distressed company and in June 2000 sought protection under Chapter 7 of the U.S. Bankruptcy Code while pursuing a liquidation strategy. From 1995 to 1998, Mr. Hawley served as President & Chief Executive Officer, as well as Executive Vice President of Operations and Finance, and a director of Harmony Brook Inc., a developer and marketer of water purification systems. From 1991 to 1994, Mr. Hawley served as Executive Vice President, as well as Vice President of Finance & Operations and Chief Financial Officer, of Orthomet Inc., a developer of implantable medical devices. Prior to 1991, Mr. Hawley spent 12 years at 3M Company in various positions culminating in his role as Group Controller of the Pharmaceutical and Dental Products Group.

     John F. Chappell has served as a director since October 2001. Mr. Chappell has been President of Eponym, Inc., a venture capital and consulting firm since 2000. From 1990 to 2000, he founded and served as Chairman of Plexus Ventures, a consulting firm for business development and strategic transactions. Prior to founding Plexus Ventures, Mr. Chappell served as Chairman, Worldwide Pharmaceuticals for SmithKline Beecham plc (now GlaxoSmithKline plc). Mr. Chappell serves as Chairman of the Board of Salix Pharmaceuticals, Ltd.

     Steven D. Cosler has served as a director of CIMA since October 2001. Mr. Cosler has served as President, since March 2001, and as Chief Executive Officer, since January 2002, of Priority Healthcare Corporation, a publicly traded specialty pharmacy and distribution company. From January 2000 to January 2002, Mr. Cosler was Chief Operating Officer of Priority Healthcare Corporation. From January 2000 to March 2001, Mr. Cosler was Executive Vice President of Priority Healthcare Corporation. From August 1997 to January 2000, Mr. Cosler was Executive Vice President, Pharmacy Division, of Priority Healthcare Corporation. Prior to that time, Mr. Cosler was Senior Vice President and General Manager of Priority Healthcare Services Corporation, a subsidiary of Bindley Western Industries, Inc. Mr. Cosler serves as a director of Priority Healthcare Corporation.

     Terrence W. Glarner has served as a director of CIMA since July 1990 and served as the Chairman of the Board from April 1995 to March 2003. Mr. Glarner has been President of West Concord Ventures, Inc., a venture capital firm formed by Mr. Glarner, since 1993. He also consults with Norwest Venture Capital. Prior to forming West Concord Ventures, Mr. Glarner held various management positions, including President, with North Star Ventures, Inc. Mr. Glarner is a Chartered Financial Analyst. He serves as a director of Aetrium Incorporated, Datakey, Inc., FSI International, Inc., NVE Corporation, and several privately held companies.

     Joseph R. Robinson, Ph.D. has served as a director of CIMA since 1993. Dr. Robinson is a Professor of Pharmacy at the University of Wisconsin at Madison. Dr. Robinson is the past President of the Controlled Release Society and of the American Association of Pharmaceutical Scientists. Dr. Robinson serves as a director of MacroMed, Inc., a privately held drug delivery company. He also serves on the scientific advisory boards of several companies.

     John M. Siebert, Ph.D. has been a director of CIMA since May 1992. Dr. Siebert has been the President and Chief Executive Officer of CyDex, Inc., a drug delivery company, since May 2003. Dr. Siebert was our President and Chief Executive Officer from September 1995 to April 2003 and President and Chief Operating Officer from July 1995 to September 1995. From 1992 to 1995, Dr. Siebert was Vice President, Technical Affairs at Dey Laboratories, Inc., a pharmaceutical company. From 1988 to 1992, Dr. Siebert worked at Bayer Corporation. Dr. Siebert has also been employed by E.R. Squibb & Sons, Inc., G.D. Searle & Co. and The Procter & Gamble Company.

     There are no family relationships between or among any of our executive officers or directors.

     Our Board of Directors has a standing Audit Committee. The current members of the Audit Committee are Terrence W. Glarner, John F. Chappell and Steven D. Cosler. Our Board of Directors has determined that at least one member of our Audit Committee, Terrence W. Glarner, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407. Each member of the Audit Committee is independent as that term is defined under the Nasdaq listing standards, Section 301 of the Sarbanes-Oxley Act of 2002 and the rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires CIMA’s directors and executive officers, and persons who own more than ten percent of a registered class of CIMA’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of CIMA. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish CIMA with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the reports furnished to us and written representations from our directors and executive officers, we make the following disclosure: David A. Feste, John Hontz and each of our directors (excluding Steven B. Ratoff, who had no untimely reports) each filed 1 untimely report for 1 option grant.

Code of Ethics

     On February 16, 2004, the Company adopted a Code of Ethics applicable to the chief executive officer, chief financial officer, controller and other employees performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K and will be available on the Company’s website at www.cimalabs.com, or is available free of charge upon request. The Company intends to post on its website any amendments to, or waivers from, its Code of Ethics within five business days after the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

     The following table sets forth the cash and non-cash compensation for each of the three fiscal years ended December 31, 2003 earned by CIMA’s Chief Executive Officer and each of the other executive officers whose compensation in a fiscal year exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

					Long-Term
					Compensation
					Awards
		Annual Compensation			Securities	All Other
					Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Options (#)	($)(2)
Steven B. Ratoff	2003	226,517	282,697		35,000	—
Interim Chief Executive	2002	—	—		—	—
Officer	2001	—	—		—	—
James C. Hawley	2003	160,001	120,000		50,000	202
Vice President,	2002	—	—		—	—
Chief Financial Officer and	2001	—	—		—	—
Secretary
John Hontz, Ph.D.	2003	255,853	152,818		—	14,720	(6)
Chief Operating Officer	2002	234,333	121,277		18,292 (3)	14,070	(6)
	2001	209,877	—		—	10,376	(6)
John M. Siebert, Ph.D. (4)	2003	336,554	78,461		—	352,182	(7)
Former President and	2002	319,664	224,175		31,397 (3)	14,988	(8)
Chief Executive Officer	2001	292,398	—		—	10,452	(8)
David A. Feste (5)	2003	101,985	25,496	(9)	—	173,146	(10)
Former Vice President,	2002	193,859	97,125		14,649 (3)	13,380	(11)
Chief Financial Officer and	2001	172,958	—		75,000	8,638	(12)
Secretary

(1)	Amounts are comprised of bonuses paid at the discretion of the Compensation Committee.

(2)	Except as otherwise noted, represents employer matching contributions under CIMA’s 401(k) retirement plan and employer paid premiums for group term life insurance.

(3)	The Compensation Committee approved these option grants in the first quarter of 2003 as compensation for the executive officers’ performance during the fiscal year ended December 31, 2002.

(4)	Dr. Siebert ceased to be an executive officer of CIMA on April 30, 2003, but remained an employee of CIMA through December 31, 2003.

(5)	Mr. Feste ceased to be an executive officer of CIMA on March 31, 2003, but remained an employee of CIMA through June 30, 2003.

(6)	Includes $8,450 of car allowance paid by CIMA.

(7)	Includes $8,450 of car allowance paid by CIMA and $336,554 of severance payments, all of which are anticipated to be paid in 2004.

(8)	Includes $7,800 of car allowance paid by CIMA.

(9)	Amount has been withheld subject to the outcome of Mr. Feste’s lawsuit against CIMA.

(10)	Includes $6,600 of car allowance paid by CIMA and $152,978 of severance payments, of which $51,367 is being held subject to the outcome of Mr. Feste’s lawsuit against CIMA.

(11)	Includes $7,150 of car allowance paid by CIMA.

(12)	Includes $6,050 of car allowance paid by CIMA.

Stock Option Grants And Exercises

     The following tables show, for the year ended December 31, 2003, certain information regarding options granted to, exercised by and held at December 31, 2003 by the Named Executive Officers:

Option Grants in Last Fiscal Year

					Potential Realizable
Individual Grants					Value at Assumed
					Annual Rates of Stock
	Securities	Percent of			Price Appreciation for
	Underlying	Total Options	Exercise or		Option Term ($) (3)
	Options	Granted to Employees	Base Price
Name	Granted (#) (1)	in Fiscal Year	($/shr) (2)	Expiration Date	5%	10%
Steven B. Ratoff	35,000	7.8%	24.15	5/1/2013	531,573	1,347,111
James C. Hawley	50,000	11.1%	22.86	4/26/2013	718,827	1,821,648
John Hontz	18,292	4.1%	18.19	2/20/2013	209,253	530,288
John M. Siebert	31,397	6.9%	18.19	(4)	(4)	(4)
David A. Feste	14,649	3.2%	18.19	(4)	(4)	(4)

(1)	All such options are granted under the CIMA LABS INC. 2001 Stock Incentive Plan (the “Incentive Plan”). Of the total number of such options granted to each Named Executive Officer, 58,693 are intended to be “incentive stock options” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended, and the remainder are non-statutory stock options. The option grants to Messrs. Hawley and Feste and Drs. Hontz and Siebert vest in four equal annual installments, commencing one year after the date of grant. The option grant to Mr. Ratoff immediately vested as to 50% of the shares, and the remaining shares vest on the one-year anniversary of the date of grant. Such options become immediately exercisable upon death or disability of the holder. The holder is permitted to pay the exercise price and (if permitted by the Compensation Committee of CIMA’s Board of Directors and subject to certain restrictions) any withholding taxes due upon exercise with either cash or shares CIMA common stock.

(2)	The exercise price of such options is not less than the Fair Market Value (as defined in the Incentive Plan) of a share of common stock at the time of grant.

(3)	The hypothetical potential appreciation shown in these columns reflects the required calculations at annual rates of 5% and 10% set by the SEC, and is not intended to represent either historical appreciation or anticipated future appreciation of the Company’s common stock price.

(4)	These options were cancelled upon the termination of Dr. Siebert’s and Mr. Feste’s employment.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

			Number of Shares
			Underlying			Value of Unexercised
			Unexercised			In-the-Money Options
	Shares		Options Held at			Held at
	Acquired	Value	December 31, 2003			December 31, 2003
	on Exercise	Realized	(Exercisable/			(Exercisable/
Name	(#)	(1)($)	Unexercisable) (#)			Unexercisable) ($)(2)
Steven B. Ratoff	—	—	87,230	/	28,005	1,791,959	/	179,838
James C. Hawley	—	—	—	/	50,000	—	/	488,000
John Hontz	—	—	197,990	/	43,292	2,184,151	/	2,238,544
John M. Siebert	181,357	3,773,167	126,309	/	—	2,531,462	/	—
David A. Feste	82,333	878,000	—	/	—	—	/	—

(1)	Calculated on the basis of the difference between the fair market value of common stock on the date of exercise and the exercise price of the options exercised.

(2)	Calculated on the basis of the closing sale price of the underlying shares of common stock at December 31, 2003, the last trading day of our fiscal year, as reported by the Nasdaq National Market, of $32.62 per share, minus the per share exercise price, multiplied by the number of shares underlying the option.

Compensation of Directors

     Each of CIMA’s non-employee directors (excluding the Chairman of the Board) receives an annual retainer of $15,000, plus $1,500 for each Board meeting attended in person and $900 for each Board meeting attended via teleconference. CIMA’s non-employee Chairman of the Board receives an annual retainer of $20,000, plus $2,000 for attendance at each Board meeting. Each member of the Audit Committee receives $1,000 for attendance at each committee meeting, and the Chairman of the Audit Committee receives an additional $5,000 annual retainer. Each member of the Compensation Committee (excluding the Chairman) receives $1,000 for attendance at each committee meeting, and the Chairman of the Compensation Committee receives $1,500 for attendance at each committee meeting. Each member of the Governance and Nominating Committee (excluding the Chairman) receives $750 for attendance at each committee meeting, and the Chairman of the Governance and Nominating Committee receives $1,000 for attendance at each committee meeting. The members of the Board are also eligible for reimbursement of reasonable expenses incurred in connection with attendance at Board and committee meetings.

     In addition to the payments described above, non-employee directors are issued an option to purchase 20,000 shares of common stock upon becoming a director and an option to purchase 7,500 shares of common stock following each annual meeting of stockholders. Prior to October 4, 2001, non-employee directors automatically received the foregoing options pursuant to the 1994 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, each annual option grant for 7,500 shares of common stock is fully exercisable six months after the date of grant, has an exercise price set at 100% of the fair market value of common stock on the date of grant and has a ten-year term. On October 4, 2001, the Board discontinued making additional awards under the Directors’ Plan and the Non-Employee Directors’ Fee Option Grant Program, and since that date, options issued to non-employee directors have been made under the CIMA LABS INC. 2001 Stock Incentive Plan.

Employment Agreements

     Steven B. Ratoff, CIMA’s Interim Chief Executive Officer and Chairman of the Board, and CIMA are parties to an employment agreement that pays Mr. Ratoff a monthly base salary of $28,045. In addition, Mr. Ratoff is eligible for a cash incentive bonus of up to 70% of his base salary upon achievement of certain objectives. The employment agreement provides that, upon termination of Mr. Ratoff’s employment prior to the end of the term of the agreement for any reason other than for “cause,” Mr. Ratoff will continue to receive his base salary of $28,045 per month through the end of the term of the agreement. While the original term of Mr. Ratoff’s employment agreement expired on October 31, 2003, on October 20, 2003, the CIMA board of directors extended Mr. Ratoff’s employment agreement on a month-to-month basis.

     James C. Hawley, our Vice President, Chief Financial Officer and Secretary, and CIMA are parties to an employment agreement that pays Mr. Hawley an annual base salary of $200,000. In addition, Mr. Hawley is eligible for a cash incentive bonus of up to 50% of his annual base salary upon achievement of certain objectives. Under the employment agreement, if Mr. Hawley terminates his employment for “good reason” he is entitled to specified severance benefits that include (1) twelve months salary at his annual base rate, (2) a prorated bonus for the calendar year in which the termination occurs and (3) partial reimbursement of his COBRA payments. In addition, in July 2003, we orally agreed with Mr. Hawley (and, under the merger agreement, Cephalon will honor and observe this arrangement) that, following the completion of the merger, we will not terminate his employment for a period of 6 months, except for “cause” as defined in his employment agreement. After the 6-month period, if we terminate his employment for any reason other than for “cause,” Mr. Hawley will be entitled to the severance benefits that are described above. Additionally, if, at the time of Mr. Hawley’s termination, CIMA or Cephalon provides severance benefits to any of its employees that are more beneficial than the severance benefits provided to Mr. Hawley under his employment agreement (taking into account the position of the employees as compared to Mr. Hawley’s position), then he will be entitled to receive the severance benefits provided to such other employees, equitably adjusted to reflect Mr. Hawley’s position with us.

     John Hontz has entered into an employment agreement with the Company whereby the Company agreed to employ Dr. Hontz as Chief Operating Officer of the Company until September 1, 2004, which was extended to September 1, 2005 by an amendment dated December 31, 2002 to Dr. Hontz’s employment agreement. Under the terms of the agreement, as amended, Dr. Hontz’s annual base salary was set at $220,000 as of September 1, 2000. Dr. Hontz receives annual salary increases of not less than 5% per year on September 1st for each year of the agreement. In addition, the agreement provides that Dr. Hontz will be paid a cash incentive bonus of up to 50% of his salary upon the Company’s achievement of certain objectives and is entitled to participate in all of the Company’s employee benefit programs. Pursuant to the agreement, the Company also issued to Dr. Hontz an incentive stock option to purchase 100,000 shares of common stock with the exercise price set at 100% of the fair market value on the date of grant. Dr. Hontz will receive twenty-four months of compensation following his termination of employment for any reason, other than his death or disability, a change of control of the Company or for cause as defined by his employment agreement. If the Company terminates Dr. Hontz’s employment as a result of a change of control of the Company or if Dr. Hontz resigns his employment within one year after a change of control of the Company because of (1) the elimination of Dr. Hontz’s position, (2) a requirement that Dr. Hontz relocate more than 100 miles or (3) a material diminution in Dr. Hontz’s responsibilities and duties, Dr. Hontz will receive twenty-four months of compensation reduced by 50% of any gross compensation earned in connection with any employment during that period. Pursuant to the agreement, the Company pays Dr. Hontz a car allowance of $650 per month. The agreement contains standard provisions regarding the protection of confidential information, a one-year covenant not to compete and a covenant not to recruit.

     John Siebert resigned as CIMA’s President and Chief Executive Officer effective April 30, 2003, but agreed to remain an employee through December 31, 2003 to facilitate the transition of his duties. CIMA and Dr. Siebert entered into a letter agreement dated April 4, 2003, which was amended and restated on June 23, 2003, to amend Dr. Siebert’s employment agreement. Under the letter agreement, Dr. Siebert was paid a monthly salary of $28,045 and received a car allowance of $650 per month through his termination on December 31, 2003. Dr. Siebert is also entitled to receive a cash bonus of $78,461, which will be paid at the same time as annual bonus payments are made to other CIMA management employees, but not later than March 31, 2004. The letter agreement provides that after termination of his employment, Dr. Siebert will receive (1) monthly payments of $28,045 for twelve months, and (2) group medical and dental insurance, with CIMA paying its portion of the monthly premiums as if Dr. Siebert was still an employee until the earlier of twelve months after termination of his employment or Dr. Siebert’s eligibility for dental or health insurance through a new employer.

     David Feste resigned as CIMA’s Vice President, Chief Financial Officer and Secretary effective March 31, 2003, but agreed to remain an employee of CIMA through June 30, 2003 to facilitate the transition of duties to Mr. Hawley. After Mr. Feste notified CIMA of his desire to resign, CIMA and Mr. Feste entered into a letter agreement on February 27, 2003 amending his employment agreement. Under the letter agreement, Mr. Feste is entitled to receive (1) monthly payments of $16,998 from July 1, 2003 through December 31, 2003, (2) group medical and dental insurance, with CIMA paying its portion of the monthly premiums as if Mr. Feste was still an employee, until the earlier of March 31, 2004 or Mr. Feste’s eligibility for dental or health insurance through a new employer and (3) a cash bonus of $25,496 to be paid during the first quarter of 2004. The letter agreement provides that after December 31, 2003 Mr. Feste is entitled to receive monthly payments of $16,998 until the earlier of March 31, 2004 or his employment with a new company. The letter agreement also modified Mr. Feste’s non-compete obligations to provide that he may not become an employee or owner of, or have certain other relationships with, any person or organization engaged in the design, development, manufacture, distribution, marketing or selling of pharmaceutical products using fast dissolve drug delivery technologies within the United States until June 30, 2004. CIMA ceased making payments to Mr. Feste under the letter agreement in connection with the lawsuit filed by Mr. Feste against CIMA in December 2003. For details regarding the lawsuit between Mr. Feste and CIMA, see information under the caption Legal Proceedings contained elsewhere in this Annual Report.

     If the merger with Cephalon is completed, each of our executive officers and directors who is a regular, full-time employee of CIMA may be entitled to severance payments pursuant to our severance policy. The severance policy applies to employees who lose their positions within two years following a change of control, which is defined to occur when there is a change in the identity of a majority of the members of our board of directors. If, as a result of the change of control, an employee’s employment is actually or constructively terminated (1) because the employee’s position is eliminated, (2) because continuing to work in the position would require the employee to transfer to a work location more than 100 miles from the employee’s then current location, or (3) as a result of the employee’s responsibilities being so substantially changed that the employee has been effectively removed from his position, then the employee will be entitled to varying severance benefits depending on his position and seniority. Under the severance policy, some of our executive officers and directors may become entitled to severance payments equaling twelve months salary and outplacement assistance up to $10,000 if their employment is terminated as a result of the merger with Cephalon.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors is comprised of independent non-employee directors and is responsible for, among other things, establishing and administering the Company’s policies involving the compensation of executive officers. Messrs. Chappell (Chairman), Cosler and Glarner and Dr. Robinson were members of the Compensation Committee during 2003. Mr. Cosler’s service on the Compensation Committee ended on May 21, 2003. Compensation Committee members have no interlocking relationships as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to our Equity Incentive Plan, Non-Employee Directors’ Fee Option Grant Program, 1994 Directors’ Stock Option Plan, Employee Stock Purchase Plan and 2001 Stock Incentive Plan.

Number of shares
remaining for future
	Number of shares to be	Weighed-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	in column (a))
Plan Category	(#)(a)	($)(b)	(#)(c)*
Equity compensation plans approved by stockholders	1,641,219	$24.52	1,082,010
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

* The shares of common stock available for future issuance as of December 31, 2003 included 162,769 shares under our Equity Incentive Plan, 178,289 shares under our Employee Stock Purchase Plan and 740,952 shares under our 2001 Stock Incentive Plan. On October 4, 2001, the Company’s Board of Directors determined that it would not make any further awards under the Non-Employee Directors’ Fee Option Grant Program and 1994 Directors’ Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management of CIMA

     The following table sets forth certain information known to CIMA with respect to beneficial ownership of CIMA’s common stock as of March 8, 2003, except as otherwise noted below, by (1) each stockholder known by CIMA to be the beneficial owner of more than 5% of CIMA’s common stock, (2) each director of CIMA, (3) CIMA’s chief executive officer and three other most highly compensated executive officers during the year ended December 31, 2003, and (4) all executive officers and directors as a group.

	Number of Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned(1)	Shares(2)
Alpine Associates, A Limited Partnership(3)	1,190,246	8.2%
BNP Paribas, SA(4)	769,909	5.3%
Carlson Capital, L.P.(5)	744,669	5.1%
Steven B. Ratoff	111,030	*
John Hontz, Ph.D.	227,513 (6)	1.5%
James C. Hawley	12,632	*
David A. Feste(7)	10,000	*
John M. Siebert, Ph.D.(8)	321,429	2.2%
Terrence W. Glarner	81,832	*
Joseph R. Robinson, Ph.D.	43,256	*
John F. Chappell	24,875	*
Steven D. Cosler	23,375	*
All executive officers and directors as a group (9 persons)	855,942	5.6%

*	Less than 1%

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Information in the table reflects options granted under CIMA’s 1994 Directors’ Stock Option Plan, Equity Incentive Plan, Non-Employee Directors’ Fee Option Grant Program and 2001 Stock Incentive Plan to the extent such options are or become exercisable within the 60-day period after March 8, 2004. Accordingly, the totals for these executive officers and directors and all executive officers and directors as a group include the following shares represented by options: Mr. Ratoff, 104,730 shares; Dr. Hontz, 202,563 shares; Mr. Hawley, 12,500 shares; Dr. Siebert, 126,309 shares; Mr. Glarner, 76,392 shares; Dr. Robinson, 43,256 shares; Mr. Chappell, 21,875 shares; Mr. Cosler, 21,875 shares; and all executive officers and directors as a group, 609,500 shares.

(2)	These calculations are based on an aggregate of 14,553,033 shares issued and outstanding as of March 8, 2004. Options to purchase shares held by a person that are exercisable or become exercisable within the 60-day period after March 8, 2004 are deemed to be outstanding for the purpose of calculating the percentage of outstanding shares owned by that person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.

(3)	Based on the Schedule 13D filed by Alpine Associates, A Limited Partnership, Alpine Partners, L.P., Palisades Partners, L.P. and Alpine Associates Offshore Fund Ltd. with the SEC on November 14, 2003. The address of the foregoing entities is 100 Union Avenue, Cresskill, New Jersey 07626. This Schedule 13D indicates that the following entities have sole dispositive power and sole voting power as to the following number of shares: Alpine Associates, A Limited Partnership — 1,000,000 shares; Alpine Partners, L.P. — 129,000 shares; Palisades Partners, L.P. — 48,025 shares; Alpine Associates Offshore Fund Ltd. — 13,221 shares. The Schedule 13D indicates that the foregoing entities may be deemed to be a “group” within the meaning of Rule 13d-5 promulgated under the Exchange Act and that each of the foregoing entities disclaims beneficial interest in the others’ holdings.

(4)	Based on the Schedule 13G filed by BNP Paribas, SA with the SEC on December 15, 2003. The address of BNP Paribas, SA is 16 Boulevard des Italiens, 7509 Paris, France.

(5)	Based on a Schedule 13G filed by Carlson Capital, L.P., Asgard Investment Corp. and Clint D. Carlson with the SEC on February 17, 2004. The address of the foregoing entities and person is 2100 McKinney Avenue, Suite 1600, Dallas, Texas 75201.

(6)	Includes 24,950 shares owned jointly by Dr. Hontz and his spouse.

(7)	Mr. Feste ceased being an executive officer of CIMA on March 31, 2003 and ceased being an employee of CIMA on June 30, 2003.

(8)	Dr. Siebert ceased being an executive officer of CIMA on April 30, 2003 and ceased being an employee of CIMA on December 31, 2003. Dr. Siebert is a director of CIMA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into indemnity agreements with certain officers and directors, which provide, among other things, that we will indemnify these officers and directors for liabilities to the full extent permitted under Delaware law, subject to certain limitations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditors

     For the last two fiscal years, we paid the following fees to Ernst & Young LLP, our independent auditors:

Fiscal Year Ended	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees (3)	All Other Fees
December 31, 2003	$168,475	$73,309	$23,200	$—
December 31, 2002	$107,500	$9,000	$9,193	$—

(1)	Consists primarily of the annual audit and quarterly review of the Company’s consolidated financial statements and assistance with and review of documents filed with the SEC.

(2)	Consists in 2002 primarily of fees for audit of employee benefit plan and in 2003 primarily of fees for audit of employee benefit plan, advisory services for internal controls required by Section 404 of the Sarbanes-Oxley Act, discussions regarding potential mergers and royalty audits.

(3)	Consists primarily of fees for preparation of CIMA’s tax returns.

     The Audit Committee pre-approved 100% of the services described above. The Audit Committee has determined that the rendering of audit-related and tax services by Ernst & Young LLP is compatible with maintaining the auditors’ independence.

     The Audit Committee’s current practice on pre-approval of services performed by the independent auditors is to approve annually all audit services and, on a case-by-case basis, recurring permissible non-audit services to be provided by the independent auditors during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the auditors’ independence. In addition, the Audit Committee may pre-approve other non-audit services during the year on a case-by-case basis.

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

Page Number
in this
Description	Annual Report
Schedule II – Valuation and Qualifying Accounts: Years Ended December 31, 2003, 2002 and 2001	F-19

(a)(3). Listing of Exhibits

Exhibit		Method of
Number	Description	Filing
2.1	Agreement and Plan of Merger, dated as of November 3, 2003, by and between Cephalon, Inc., CIMA and C MergerCo, Inc.	(1)

2.2	Agreement and Plan of Merger, dated as of August 5, 2003, by and between aaiPharma Inc., a Delaware corporation, CIMA LABS INC., a Delaware corporation, Scarlet Holding Corporation, a Delaware corporation, Scarlet Mergerco, Inc., a Delaware corporation, and Crimson Mergerco, Inc., a Delaware corporation.	(2)

3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended.	(3)

3.2	Third Restated Bylaws of CIMA.	(4)

4.1	Form of Certificate for Common Stock.	(5)

4.2	Amended and Restated Rights Agreement dated June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A. as Rights Agent.	(6)

4.3	Certificate of Designation of Series A Junior Participating Preferred Stock.	(7)

4.4	Form of Stock Purchase Agreement dated March 13, 2000 between CIMA and certain institutional investors.	(8)

4.5	Amendment to Amended and Restated Rights Agreement dated as of August 5, 2003.	(1)

4.6	Second Amendment to Amended and Restated Rights Agreement dated as of November 3, 2003.	(2)

10.1	Letter Agreement, dated January 28, 1998, between CIMA and Joseph R. Robinson, Ph.D. *#	(9)

10.2	Equity Incentive Plan, as amended and restated. #	(4)

10.3	1994 Directors’ Stock Option Plan, as amended. #	(10)

10.4	Form of Director and Officer Indemnification Agreement.	(5)

10.5	License Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA.*	(11)

10.6	Supply Agreement, dated July 1, 1998, between Novartis Consumer Health Inc. and CIMA. *	(11)

10.7	License Agreement, dated January 28, 1994, between SRI International and CIMA. *	(5)

		Method of
Exhibit Number	Description	Filing
10.8	Non-Employee Directors’ Fee Option Grant Program. #	(12)

10.9	License Agreement, dated June 26, 1997, between Bristol-Myers Squibb Company and CIMA. *	(13)

10.10	License Agreement, dated May 28, 1999, between IPR Pharmaceuticals, Inc. and CIMA. *	(4)

10.11	License Agreement, dated December 29, 1999, between Organon International AG and N.V. Organon, and CIMA. *	(8)

10.12	Development and License Agreement, dated January 14, 2000, between CIMA and American Home Products Corporation. *	(8)

10.13	Supply Agreement, dated January 14, 2000, between CIMA and American Home Products Corporation. *	(8)

10.14	Employment Agreement, dated June 30, 2000, between CIMA and John M. Siebert, Ph.D. #	(14)

10.15	Development, License and Supply Agreement, dated June 30, 2000, by and between CIMA and Schwarz Pharma, Inc. *	(14)

10.16	Employment Agreement, dated August 23, 2000, between CIMA and John Hontz, Ph.D. #	(15)

10.17	Employment Agreement, dated January 26, 2001, between CIMA and David Feste. #	(16)

10.18	2001 Stock Incentive Plan, as amended. #	(3)

10.19	Employee Stock Purchase Plan. #	(17)

10.20	Toll Manufacturing Agreement between Organon Inc. and CIMA. *	(16)

10.21	Supply Agreement, dated August 31, 2001, between CIMA and AstraZeneca UK Limited.*	(18)

10.22	Supply Agreement, dated January 1, 2001, and executed September 2, 2001, between Novartis Consumer Health, Inc. and CIMA. *	(18)

10.23	License Agreement No. 1, executed September 2, 2001, by and between Novartis Consumer Health, Inc. and CIMA, amending that certain License Agreement dated July 1, 1998, between Novartis and CIMA. *	(18)

10.24	Master Development, License & Supply Agreement, dated as of December 18, 2001, by and between CIMA and Schwarz Pharma, Inc., as amended by Letter Agreements dated March 1, 2002, October 24, 2002 and February 18, 2003. *	(19)

10.25	Development, License and Supply Agreement made as of May 20, 2002, by and between CIMA and Schering-Plough Ltd. *	(20)

10.26	Development and License Agreement, dated June 18, 2002, between CIMA and WYETH (formerly known as American Home Products Corporation), acting through its Wyeth Consumer Healthcare Division. *	(20)

10.27	Supply Agreement, dated June 18, 2002, between CIMA and WYETH (formerly known as American Home Products Corporation), acting through its Wyeth Consumer Healthcare Division. *	(20)

10.28	Development and License Agreement by and between CIMA and Aventis Pharmaceuticals Inc., dated as of August 1, 2001, and Amendment dated November 30, 2001, Amendment #2 dated December 20, 2001, Amendment #3 dated January 18, 2002, and Amendment #4 dated February 15, 2002, thereto. *	(21)

10.29	Development, License and Supply Agreement, dated as of March 2, 2001, by and between CIMA and Alamo Pharmaceuticals, LLC, and Amendment #1 executed on January 4, 2002. *	(19)

10.30	First Amendment to Employment Agreement, dated as of December 31, 2002, by and between CIMA and John Hontz, Ph.D. #	(19)

10.31	Letter Agreement, dated February 27, 2003, between CIMA and David Feste. #	(19)

10.32	Employment Agreement, dated February 19, 2003, by and between CIMA and James C. Hawley. #	(19)

10.33	Letter Agreement, dated April 4, 2003, between CIMA and John M. Siebert, Ph.D. #	(22)

10.34	Employment Agreement, dated April 30, 2003 between CIMA and Steven B. Ratoff. #	(22)

10.35	Development, Commercialization and License Agreement, dated as of June 26, 2003, by and between CIMA and an undisclosed company. *	(23)

10.36	Compensation Agreement, dated August 22, 2001, by and between CIMA, Joseph R. Robinson and Jonathan Eichman. #	(23)

10.37	Amended and Restated Letter Agreement, dated June 23, 2003, between CIMA and John M. Siebert. #	(23)

10.38	Amendment #1 to Development, License and Supply Agreement, last executed on May 2, 2003, by and between Schering-Plough Ltd. and CIMA. *	(23)

Method of
Exhibit Number	Description	Filing
10.39	Letter Agreement, dated August 29, 2002, between CIMA and IPR Pharmaceuticals Inc.	(23)

10.40	Letter Agreement, dated January 31, 2001, among CIMA, Organon (International) AG and N.V. Organon.	(23)

10.41	Amendment No. 5 dated August 28, 2002 to that certain Development and License Agreement dated as of August 1, 2001 by and between CIMA and Aventis Pharmaceuticals Inc. *	(23)

10.42	Summary of an oral agreement between CIMA and James C. Hawley. #	Filed herewith

10.43	Severance Policy. #	Filed herewith

14.1	Code of Business Conduct and Ethics.	Filed herewith

23.1	Consent of Ernst & Young LLP.	Filed herewith

24.1	Powers of Attorney.	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Herewith

32.1	Section 1350 Certifications.	Filed Herewith

*	Denotes that confidential information has been omitted from the exhibit and filed separately, accompanied by a confidential treatment request, with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

#	Denotes management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Filed as an exhibit to the Company’s Report on Form 8-K, filed November 4, 2003, File No. 0-24424, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Report on Form 8-K, filed August 6, 2003, File No. 0-24424, and incorporated herein by reference.

(3)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(4)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(5)	Filed as an exhibit to CIMA’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(6)	Incorporated by reference to Exhibit 1 to the Registrant’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424.

(7)	Filed as Exhibit A to Exhibit 3 to the Company’s Registration Statement on Form 8-A, filed June 12, 2001, File No. 0-24424, and incorporated herein by reference.

(8)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-24424, and incorporated herein by reference.

(9)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-24424, and incorporated herein by reference.

(10)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-24424, and incorporated herein by reference.

(11)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-24424, and incorporated herein by reference.

(12)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-24424, and incorporated by reference.

(13)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-24424, and incorporated herein by reference.

(14)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-24424, and incorporated herein by reference.

(15)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-24424, and incorporated herein by reference.

(16)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-24424, and incorporated herein by reference.

(17)	Filed as an exhibit to CIMA’s Registration Statement on Form S-8, filed June 14, 2001, File No. 333-63026, and incorporated herein by reference.

(18)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 0-24424, and incorporated herein by reference.

(19)	Filed as an exhibit to CIMA’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-24424, and incorporated herein by reference.

(20)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-24424, and incorporated herein by reference.

(21)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-24424, and incorporated herein by reference.

(22)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 0-24424, and incorporated herein by reference.

(23)	Filed as an exhibit to CIMA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-24424, and incorporated herein by reference.

(b). Reports on Form 8-K

On October 16, 2003, the Company filed a Report on Form 8-K to report that it had received an unsolicited letter from a publicly held pharmaceutical company indicating an interest in pursuing a business combination with the Company.

On October 30, 2003, the Company filed a copy of a press release issued on October 30, 2003 on Form 8-K. The press release announced the Company’s third quarter earnings and contained non-GAAP financial disclosure. Pro forma financial information was provided.

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

(c). Exhibits

See Item 15(a)(3) above.

(d). Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Eden Prairie, Minnesota, on the 12th day of March, 2004.

CIMA LABS INC.
By:	/s/ James C. Hawley

James C. Hawley
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

SIGNATURE	TITLE
/s/ Steven B. Ratoff Steven B. Ratoff	Interim Chief Executive Officer (Principal Executive Officer) and Director

/s/ James C. Hawley James C. Hawley	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* John F. Chappell	Director

* Steven D. Cosler	Director

* Terrence W. Glarner	Director

* Joseph R. Robinson, Ph.D.	Director

* John M. Siebert, Ph.D.	Director

By:	/s/ James C. Hawley

James C. Hawley, Attorney-In-Fact

* James C. Hawley, pursuant to the Powers of Attorney executed by each of the directors above whose name is marked by a “*”, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the directors in the capacities in which the name of each appears above.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
CIMA LABS INC.

We have audited the accompanying balance sheets of CIMA LABS INC. as of December 31, 2003 and 2002, and the related income statements, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMA LABS INC. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota	/s/Ernst & Young LLP
February 6, 2004

CIMA LABS INC.
BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$29,530	$26,102
Available-for-sale securities	44,031	45,093
Trade accounts receivable, net of allowance of $100	14,686	14,621
Interest receivable	697	1,119
Inventories, net	7,289	4,082
Deferred taxes	5,141	3,790
Prepaid expenses	4,868	944

Total current assets	106,242	95,751
Other assets:
Available-for-sale securities	36,596	60,486
Patents and trademarks, net	451	418
Deferred taxes	8,867	7,624

Total other assets	45,914	68,528
Property, plant and equipment:
Construction in progress	13,944	6,673
Equipment	33,495	27,076
Building and improvements	43,896	36,064
Land	2,059	2,059
Furniture and fixtures	1,573	1,547

	94,967	73,419
Less accumulated depreciation	(16,855)	(12,345)

Property, plant and equipment, net	78,112	61,074

Total assets	$230,268	$225,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,437	$8,755
Accrued compensation	1,602	2,118
Accrued taxes payable	4,196	28
Other accrued expenses	3,231	609
Deferred revenue	223	542

Total current liabilities	15,689	12,052
Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
5,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value:
60,000 shares authorized;
14,550 shares issued and outstanding (net of 619 treasury shares) at December 31, 2003 and 14,251 shares issued and outstanding (net of 619 treasury shares) at December 31, 2002	152	149
Additional paid-in capital	244,277	240,027
Accumulated deficit	(10,361)	(8,386)
Accumulated other comprehensive income	511	1,511
Treasury stock	(20,000)	(20,000)

Total stockholders’ equity	214,579	213,301

Total liabilities and stockholders’ equity	$230,268	$225,353

See accompanying notes.

CIMA LABS INC.
INCOME STATEMENTS
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Operating revenues:
Net sales	$49,061	$23,391	$17,756
Product development fees and licensing	6,163	11,496	8,867
Royalties	20,852	11,738	5,403

Total operating revenues	76,076	46,625	32,026

Operating expenses:
Costs of goods sold	34,578	18,481	15,813
Research and product development	13,519	10,641	6,226
Selling, general and administrative	12,112	7,710	5,437
Merger-related expenses	17,413	—	—

Total operating expense	77,622	36,832	27,476

Operating (loss) income	(1,546)	9,793	4,550
Other income (expense)
Investment income, net	3,238	6,511	10,335
Other income (expense)	58	(128)	(1)

	3,296	6,383	10,334

Income before income tax expense (benefit)	1,750	16,176	14,884
Income tax expense (benefit)	3,725	(2,441)	(104)

Net (loss) income	$(1,975)	$18,617	$14,988

Net (loss) income per share:
Basic net (loss) income per share	$(.14)	$1.31	$1.03
Diluted net (loss) income per share	$(.14)	$1.28	$.97
Weighted average shares outstanding:
Basic	14,420	14,193	14,559
Diluted	14,420	14,599	15,503

See accompanying notes.

CIMA LABS INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net (loss) income	$(1,975)	$18,617	$14,988
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,932	3,294	2,334
Income tax benefit of stock options exercised	1,522	1,983	5,634
Deferred income taxes	(2,902)	(5,214)	(6,200)
Gain on sale of investment securities	—	(923)	(1,425)
Loss on disposal of property, plant, and equipment	85	155	—
Value of options granted in exchange for services	—	—	6
Changes in operating assets and liabilities:
Accounts receivable	(65)	(5,658)	(1,283)
Interest receivable	422	1,008	(1,156)
Inventories	(3,207)	(311)	(2,389)
Prepaid expenses	(3,799)	(728)	40
Accounts payable	(2,318)	7,148	631
Accrued expenses	6,274	983	287
Deferred revenue	(319)	(233)	700

Net cash (used in) provided by operating activities	(1,350)	20,121	12,167
Investing activities
Purchases of property, plant and equipment	(21,894)	(36,610)	(14,222)
Purchases of available-for-sale securities	(24,057)	(68,287)	(180,041)
Proceeds from sales of available-for-sale securities	48,192	110,548	107,491
Patents and trademarks	(194)	(181)	(262)

Net cash provided by (used in) investing activities	2,047	5,470	(87,034)
Financing activities
Proceeds from exercises of stock options	2,523	590	2,958
Purchases of treasury stock	—	(2,144)	(17,856)
Issuance of common stock related to employee stock purchase plan	208	185	45
Security deposits on leases	—	—	12

Net cash provided by (used in) financing activities	2,731	(1,369)	(14,841)
Increase (decrease) in cash and cash equivalents	3,428	24,222	(89,708)
Cash and cash equivalents at beginning of year	26,102	1,880	91,588

Cash and cash equivalents at end of year	$29,530	$26,102	$1,880

Supplemental disclosures of cash flow information
Income taxes paid	$1,068	$509	$378

See accompanying notes.

CIMA LABS INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock				Other
			Additional	Accumulated	Comprehensive	Treasury
	Shares	Amount	Paid-In Capital	Deficit	Income	Stock	Total
Balance at Dec. 31, 2000	14,358	$144	$228,631	$(41,991)	$141	$—	$186,925
Net income	—	—	—	14,988	—	—	14,988
Unrealized investment gain	—	—	—	—	2,077	—	2,077

Comprehensive income							17,065

Stock options exercised	380	4	2,954	—	—	—	2,958
Issuance of common stock related to employee stock purchase plan	1	—	45	—	—	—	45
Treasury stock purchased	—	—	—	—	—	(17,856)	(17,856)
Income tax benefit of stock options exercised	—	—	5,634	—	—	—	5,634
Value of options granted in exchange for services	—	—	6	—	—	—	6

Balance at Dec. 31, 2001	14,739	148	237,270	(27,003)	2,218	(17,856)	194,777
Net income	—	—	—	18,617	—	—	18,617
Unrealized investment loss	—	—	—	—	(707)	—	(707)

Comprehensive income							17,910

Stock options exercised	120	1	589	—	—	—	590
Issuance of common stock related to employee stock purchase plan	11	—	185	—	—	—	185
Treasury stock purchased	—	—	—	—	—	(2,144)	(2,144)
Income tax benefit of stock options exercised	—	—	1,983	—	—	—	1,983

Balance at Dec. 31, 2002	14,870	149	240,027	(8,386)	1,511	(20,000)	213,301
Net (loss)	—	—	—	(1,975)	—	—	(1,975)
Unrealized investment loss, net of tax	—	—	—	—	(1,078)	—	(1,078)
Fair value of forward contracts, net of tax	—	—	—	—	78	—	78

Comprehensive (loss)							(2,975)

Stock options exercised	289	3	2,520	—	—	—	2,523
Issuance of common stock related to employee stock purchase plan	10	—	208	—	—	—	208
Income tax benefit of stock options exercised	—	—	1,522	—	—	—	1,522

Balance at Dec. 31, 2003	15,169	$152	$244,277	$(10,361)	$511	$(20,000)	$214,579

See accompanying notes.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

1. BUSINESS ACTIVITY

     CIMA LABS INC., a Delaware corporation (the “Company”), develops and manufactures orally disintegrating tablet and enhanced-absorption oral drug delivery systems. The Company operates within a single business segment, the development and manufacture of orally disintegrating tablet and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s leading proprietary orally disintegrating tablet technologies, allow an active drug ingredient, which is frequently taste-masked, to be formulated into a new, orally disintegrating dosage form that dissolves quickly in the mouth without chewing or the need for water. The Company is also developing enhanced oral drug delivery technologies and independently developing new products based on its oral drug delivery technologies. The Company enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. The Company currently manufactures seven pharmaceutical brands incorporating its proprietary orally disintegrating tablet technologies. Revenues are comprised of three components: net sales of products it manufactures; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under licenses from the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents

     The Company considers highly liquid investments with maturities of ninety days or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

     Available-for-sale securities

     The Company classifies its investments with maturities of over ninety days when purchased as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. Fair values of investments are based on quoted market prices, where available, and include accrued interest, if applicable. Dividend and interest income is recognized when earned. Gains and losses on securities sold are determined based on the specific identification method and are included in investment income. As of December 31, 2003, $36,596 of available-for-sale securities had remaining maturities of twelve to forty-one months, while the balance, $44,031, had remaining maturities of less than twelve months.

     Patents and Trademarks

     Costs incurred in obtaining patents and trademarks are amortized on a straight-line basis over sixty months. Accumulated amortization was approximately $605 at December 31, 2003 and $444 at December 31, 2002. The Company wrote off some fully amortized patents and trademarks in 2002. The Company periodically reviews its patents and trademarks for impairment in value. Any adjustment from the analysis is charged to operations.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives ranging from three to thirty-five years. Depreciation expense was approximately $4,771 in 2003; $3,142 in 2002; and $2,203 in 2001.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Inventories

     Inventories are valued at cost using the first-in first-out (FIFO) basis for inventory turnover and control. Inventories are shown net of reserves for obsolescence of approximately $275 at December 31, 2003, and $320 at December 31, 2002. Significant components of inventory as of December 31 are as follows:

	2003	2002
Finished Goods	$1,419	$1,252
Work-in-process	236	116
Raw Materials	5,634	2,714

Inventories, net	$7,289	$4,082

     Forward Exchange Contracts

     At December 31, 2003, the Company had a forward exchange contract to manage the foreign exchange risk related to a known third-party transaction for the purchase of equipment that will occur in early 2004. The Company had a similar forward exchange contract in effect in 2003 for the purchase of equipment that has since been completed. The gains related to these forward exchange contracts, which hedge the third-party transaction, are deferred in other comprehensive income with a corresponding asset until the underlying transaction occurs and are considered to have a cash flow hedging relationship. The gains were and will be reclassified as a reduction to the cost of the equipment upon completion of the underlying transaction being hedged. The value of the forward exchange contract, net of taxes, is $78 as of December 31, 2003. The Company enters into forward exchange contracts for specific transactions and not for trading purposes.

     Impairment of Long — Lived Assets

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

     Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101 as amended by SAB 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from the Company’s business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion of milestones; from nonrefundable up-front product development license fees as fees are amortized over the expected development term of the proposed products; and from royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on the Company’s judgment regarding the fixed nature and collectibility of each source of revenue.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation

     At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for 2003, 2002, and 2001, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), to stock-based compensation.

	Year Ended December 31,
	2003	2002	2001
Net (loss) income, as reported	$(1,975)	$18,617	$14,988
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(5,208)	(3,904)	(8,851)

Pro forma net (loss) income	$(7,183)	$14,713	$6,137

Net (loss) income per share:
Basic—as reported	$(.14)	$1.31	$1.03

Basic—pro forma	$(.50)	$1.04	$.42

Diluted—as reported	$(.14)	$1.28	$.97

Diluted—pro forma	$(.50)	$1.01	$.40

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

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development Costs

     All costs of research and development activities are expensed as incurred. Research and development activities are performed under collaborative agreements with pharmaceutical partners to adapt the Company’s orally disintegrating tablet technology to specific active drug ingredients. In addition, the Company incurs research and development expenses relating to the development of new oral drug delivery technologies and new pharmaceutical products based on our oral drug delivery technologies, which are not performed under a collaborative agreement. Revenues earned from activities performed pursuant to a collaborative agreement with a pharmaceutical company are reported as product development fees, licensing revenues and royalties in the Income Statements, and the related costs are expensed as incurred as research and development expense. These costs include salaries, building costs, utilities, depreciation on equipment used for research and development, and costs of outside contractors.

     Reclassifications

     Certain amounts presented in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications have no impact on operating income, net income, or stockholders’ equity as previously reported.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

3. NET (LOSS) INCOME PER SHARE

     Basic net income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive. Employee options of 1,641, 642, and 639 for 2003, 2002 and 2001, respectively, have been excluded from the diluted net (loss) income per share calculation because their effect would be antidilutive.

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net (loss) income	$(1,975)	$18,617	$14,988

Denominator:
Denominator for basic net (loss) income per share – weighted average shares outstanding	14,420	14,193	14,559
Effect of dilutive stock options	—	406	944

Denominator for diluted net (loss) income per share – weighted average shares outstanding	14,420	14,599	15,503

Basic net (loss) income per share	$(.14)	$1.31	$1.03
Diluted net (loss) income per share	$(.14)	$1.28	$.97

4. AVAILABLE-FOR-SALE SECURITIES

     The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of December 31, 2003 and 2002, the amortized cost and fair value of available-for-sale securities, all of which have contractual maturities of forty-one months or less, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2003
Asset-backed securities	$24,329	$210	$10	$24,529
Corporate bonds and notes	29,266	448	—	29,714
Non-US corporate obligations	5,216	24	1	5,239
U.S. government securities	21,123	41	19	21,145

	$79,934	$723	$30	$80,627

As of December 31, 2002
Asset-backed securities	$35,230	$447	$—	$35,677
Corporate bonds and notes	54,311	915	16	55,210
Floating rate notes	8,997	64	1	9,060
U.S. government securities	5,530	102	—	5,632

	$104,068	$1,528	$17	$105,579

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

	2003	2002
Deferred assets:
Net operating loss	$16,669	$16,024
Research tax credit	1,733	1,176
Foreign tax credit	1,220	972
Accrued vacation	186	237
Inventory reserve	103	130
Deferred revenue	83	220
Other	317	203

	20,311	18,962
Deferred liabilities:
Depreciation and amortization.	1,017	1,140
Unrealized gain on investments	260	—
Other	47	—

	1,324	1,140

Net deferred income tax asset	18,987	17,822
Valuation allowance	(4,979)	(6,408)

Net deferred income tax asset	$14,008	$11,414

     The income tax provision (benefit) consisted of the following for the years ended December 31:

	2003	2002	2001
Current tax provision (benefit):
Federal	$6,415	$2,132	$5,077
State	823	641	2,042

	7,238	2,773	7,119
Deferred tax provision (benefit):
Federal	(1,246)	3,869	(860)
State	(227)	736	(163)

	(1,473)	4,605	(1,023)
Valuation allowance	(2,040)	(9,819)	(6,200)

Total tax provision (benefit)	$3,725	$(2,441)	$(104)

The Company utilized net operating loss carryforwards of $13,300 in 2002 reducing the current tax provision by $4,865.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

5. INCOME TAXES (Continued)

     The reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the years ended December 31:

	2003	2002	2001
Statutory federal income tax rate	35%	35%	35%
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(117)	(26)	(42)
Meals and entertainment	1	—	—
Merger-related expenses	271	—	—
Utilization of net operating loss carryforward	—	(30)
State taxes	23	6	6

Effective income tax rate	213%	(15%)	(1%)

     The Company’s net operating loss carryforwards, foreign tax credits, and research tax credits of approximately $41,400, $1,220, and $1,733, respectively, may be carried forward to offset future taxable income, limited due to changes in ownership under the net operating loss limitation rules. The net operating loss, foreign tax credit, and research tax credit carryforwards expire in the years 2009 to 2013, the years 2005 to 2008, and the years 2004 to 2018, respectively. Included in the net operating loss carryforward is approximately $8,000 related to stock option exercises, which currently have a full valuation allowance and when realized for financial statement purposes will not result in a reduction to income tax expense. Rather the benefit will be recorded as an increase to additional paid-in capital.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income consists of the fair value of forward contracts and net unrealized gains on available-for-sale securities.

	2003	2002
Fair value of forward contracts	$78	$—
Unrealized gain on available-for-sale securities	433	1,511

Accumulated other comprehensive income	$511	$1,511

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

     Shares available for grants and options granted under the Equity Plans are as follows:

			Non-
	Shares	Incentive	Qualified		Weighted
	Available for	Stock	Stock	Total	Average
	Grant	Options	Options	Outstanding	Exercise Price
Balance at Dec. 31, 2000	185	642	649	1,291	$12.53
Granted	(797)	203	594	797	60.98
Reserved	1,500	—	—	—
Forfeited	149	(65)	(84)	(149)	42.98
Exercised	—	(101)	(94)	(195)	6.48

Balance at Dec. 31, 2001	1,037	679	1,065	1,744	32.73
Granted	(351)	142	209	351	24.58
Forfeited	444	(84)	(360)	(444)	56.35
Exercised	—	(114)	—	(114)	5.07

Balance at Dec. 31, 2002	1,130	623	914	1,537	26.21
Granted	(456)	234	222	456	21.70
Forfeited	229	(73)	(156)	(229)	41.67
Exercised	—	(83)	(186)	(269)	8.72

Balance at Dec. 31, 2003	903	701	794	1,495	25.63

Exercisable:
December 31, 2001				488	$8.97
December 31, 2002				761	$18.62
December 31, 2003				764	$23.38

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

7. STOCK OPTIONS AND PURCHASE PLANS (Continued)

     The following table summarizes information about options granted under the Equity Plans that were outstanding at December 31, 2003:

				Weighted
				Average	Weighted
				Remaining	Average		Weighted
Range of			Number	Contractual	Exercise	Number	Average
Exercise Prices			Outstanding	Life	Price	Exercisable	Exercise Price
$2.625	-	$ 6.00	170	4.5 years	$4.29	170	$4.29
6.01	-	12.00	136	4.3 years	8.60	136	8.60
12.01	-	20.00	207	8.8 years	18.60	18	19.11
20.01	-	25.00	386	8.0 years	22.70	205	22.53
25.01	-	30.00	317	8.6 years	27.10	68	27.05
30.01	-	50.00	103	7.3 years	40.52	57	40.25
50.01	-	66.00	176	7.3 years	62.71	110	62.47

2.625	-	66.00	1,495	7.4 years	25.63	764	23.38

     Shares available for grants and options granted under the Directors’ Plans are as follows:

	Shares		Weighted
	Available for	Non-Qualified	Average
	Grant	Stock Options	Exercise Price
Balance at Dec. 31, 2000	44	334	$6.88
Reduction in shares available	(21)	—	—
Granted	(23)	23	66.90
Exercised	—	(185)	9.17

Balance at Dec. 31, 2001	—	172	12.31
Exercised	—	(6)	1.75

Balance at Dec. 31, 2002	—	166	12.70
Exercised	—	(20)	9.00

Balance at Dec. 31, 2003	—	146	13.20

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

7. STOCK OPTIONS AND PURCHASE PLANS (Continued)

     The following table summarizes information about options granted under the Directors’ Plans that were outstanding at December 31, 2003:

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
$1.083	-	$ 2.00	35	4.7 years	$1.28	35	$1.28
2.01	-	4.00	45	4.9 years	3.50	45	3.50
4.01	-	6.00	44	2.8 years	5.12	44	5.12
6.01	-	66.90	22	7.4 years	66.90	22	66.90

1.083	-	66.90	146	4.6 years	13.20	146	13.20

     Options outstanding under the Equity Plans and Directors’ Plans expire at various dates during the period from March 2004 through September 2013.

     The weighted average fair values of options granted at market during the years ended December 31, 2003, 2002, and 2001 were $14.01, $15.98, and $51.25, respectively.

     Pro forma information regarding net (loss) income and net (loss) income per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001 respectively; risk-free interest rates of 3.22%, 4.31%, and 5.54%; volatility factor of the expected market price of the Company’s common stock of .707, .705, and .763; and a weighted-average expected life of the option of 6, 6 and 10 years.

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

     Stock Purchase Plan

     Effective August 1, 2001, the Company adopted an Employee Stock Purchase Plan to provide employees an opportunity to purchase shares of its common stock through accumulated payroll deductions. Under the plan, employees purchase shares of common stock, subject to certain limitations, at 85% of the fair market value of shares on the quarterly enrollment or exercise date, whichever is lower. A total of 200 shares were made available for purchase under the plan. During 2003, 10 shares were issued at an average price of $20.18 per share and 178 shares remained available at December 31, 2003.

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

     The 401(k) expense related to the employer contribution for the years ended December 31, 2003, 2002 and 2001 was $256, $168, and $83, respectively.

9. MERGER TRANSACTIONS

     During 2003, the Company entered into agreements with two prospective merger partners.

     The Company entered into an Agreement and Plan of Merger dated August 5, 2003, by and among the Company, aaiPharma Inc. (“aaiPharma”), Scarlet Holding Corporation, Scarlet MergerCo, Inc. and Crimson MergerCo, Inc. (the “CIMA/aaiPharma Agreement”). Under the terms of the CIMA/aaiPharma Agreement, a holding company was formed to acquire all of the outstanding shares of each company and each company would have become a wholly owned subsidiary of the holding company. Under the CIMA/aaiPharma Agreement, each share of the Company’s common stock would have been exchanged for 1.3657 shares of the holding company’s common stock.

     On November 3, 2003, the Company announced that it terminated the CIMA/aaiPharma Agreement, and paid to aaiPharma a termination fee of $11,500 as required by the agreement.

     Following the termination of the CIMA/aaiPharma Agreement, the Company, Cephalon, Inc., a Delaware corporation (“Cephalon”), and C MergerCo, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Cephalon (“C MergerCo”), entered into an Agreement and Plan of Merger, dated as of November 3, 2003 (the “CIMA/Cephalon Agreement”). Pursuant to the CIMA/Cephalon Agreement, Cephalon will acquire the Company through the merger of C MergerCo with and into the Company, with the Company surviving as a wholly owned subsidiary of Cephalon (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase the Company’s common stock, whether or not vested or exercisable, will be converted into the right to receive an amount of cash equal to $34.00 less the exercise price for each share underlying such option. If the CIMA/Cephalon Agreement is terminated under certain circumstances, the Company may be required to pay Cephalon a termination fee and expenses up to $16,250.

     The Merger is subject to approval by the Company’s stockholders, as well as regulatory approvals and the satisfaction of other customary closing conditions.

     Total merger-related expenses for the year ended December 31, 2003 were $17,413. For financial reporting purposes, certain of the merger-related expenses incurred are not considered to be deductible for federal and state income tax purposes.

     Upon successful consummation of the merger, an additional success fee of $6,500 will be payable to the Company’s financial advisors in the transaction.

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

10. COMMITMENTS

     The Company has future commitments for clinical studies related to its proprietary product of approximately $6,694 and for the purchase of production equipment and remodeling of facilities of approximately $3,184 at December 31, 2003. Of the amount related to clinical studies, approximately $1,500 will be paid out in 2005 through 2006. All other amounts are expected to be paid out in 2004.

11. SEGMENT INFORMATION – MAJOR CUSTOMERS AND GEOGRAPHIC

     The Company operates within a single segment: the development and manufacture of orally disintegrating tablet and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products it manufactures; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under licenses from the Company.

     Revenues as a percentage of total revenues from major customers are as follows:

	For the Year Ended December 31,
	2003	2002	2001
Organon	40%	32%	25%
Wyeth (formerly, American Home Products)	28	10	1
AstraZeneca	15	19	22
Novartis	7	13	33
Schwarz Pharma, Inc.	7	18	8
Other	3	8	11

Total	100%	100%	100%

     Trade accounts receivable at December 31, 2003 of approximately $14,686 were comprised primarily of the following customers: Organon (38%), Wyeth (27%), and AstraZeneca (16%). Trade accounts receivable at December 31, 2002 of approximately $14,621 were comprised primarily of the following customers: Wyeth (31%), Organon (21%), AstraZeneca (15%), and Schwarz Pharma, Inc. (13%).

     All of the Company’s assets and operations are located in the U.S. While the Company does not directly conduct its activities outside the U.S., it considers international revenues to be those arising from shipments ultimately destined for non-U.S. end-users and revenues from royalties generated by non-U.S. sales by partners.

	Year Ended December 31,
	2003	2002	2001
Operating revenues by source:
U.S	$47,936	$35,425	$26,540
International (except Germany)	19,591	8,784	5,100
Germany	8,549	2,416	386

Total operating revenues	$76,076	$46,625	$32,026

CIMA LABS INC.
NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

12. QUARTERLY FINANCIAL DATA - UNAUDITED

For the three months ended	March 31	June 30	September 30	December 31
2003
Total operating revenues	$16,673	$18,272	$20,337	$20,794
Cost of goods sold	7,768	7,434	9,484	9,892

Gross profit	8,905	10,838	10,853	10,902

Merger-related expenses	—	250	3,458	13,705
Total operating expenses (excluding merger-related)	5,041	6,348	6,465	7,777
Other income, net	1,066	849	757	624
Income tax expense (benefit)	1,772	1,405	715	(167)

Net income (loss)	$3,158	$3,684	$972	$(9,789)

Per share amounts:
Basic net income (loss) per share	$.22	$.26	$.07	$(.67)

Diluted net income (loss) per share	$.22	$.25	$.07	$(.67)

Range of closing stock prices on NASDAQ	$18.19 - $28.01	$21.66 - $30.16	$22.00 - $29.68	$27.80 - $33.08
2002
Total operating revenues	$8,383	$10,200	$12,541	$15,501
Cost of goods sold	3,285	3,743	4,913	6,540

Gross profit	5,098	6,457	7,628	8,961

Total operating expenses	3,600	4,499	5,311	4,941
Other income, net	1,739	1,937	1,450	1,257
Income tax (benefit)	(168)	(272)	(616)	(1,385)

Net income	$3,405	$4,167	$4,383	$6,662

Per share amounts:
Basic net income per share	$.24	$.29	$.31	$.47

Diluted net income per share	$.23	$.28	$.30	$.45

Range of closing stock prices on NASDAQ	$19.60 - $35.45	$18.94 - $28.60	$16.06 - $25.15	$22.10 - $28.58

The quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 included merger-related expenses of $250, $3,458 and $13,705, respectively.

CIMA LABS INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(all amounts in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Less	Balance at
Description	Year	Expenses	Deductions	End of Year
Year ended December 31, 2003:
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$100	$—	$—	$100
Obsolescence reserve	320	397	(442)	275

Total	$420	$397	$(442)	$375

Year ended December 31, 2002:
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$58	$50	$(8)	$100
Obsolescence reserve	235	372	(287)	320

Total	$293	$422	$(295)	$420

Year ended December 31, 2001:
Reserves and allowance deducted from asset accounts:
Allowance for doubtful accounts	$—	$58	$—	$58
Obsolescence reserve	225	302	(292)	235

Total	$225	$360	$(292)	$293

EXHIBIT INDEX

Exhibit	Description
10.42	Summary of an oral agreement between CIMA and James C. Hawley.

10.43	Severance Policy.

14.1	Code of Business Conduct and Ethics.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.