Form 10-Q
period 2004-03-31
CIMA LABS INC
filed 2004-05-07
CIK 833298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-24424

CIMA LABS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1569769
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

10000 Valley View Road, Eden Prairie,
MN 55344-9361	(952) 947-8700
(Address of principal executive offices	(Registrant’s telephone number,
and zip code)	including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

          Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,684,464

(Class)	(Outstanding at April 30, 2004)

INDEX
CIMA LABS INC.

          We have registered “CIMA®,” “CIMA LABS INC.®,” “OraSolv®,” “OraVescent®,” “DuraSolv®” and “PakSolv®” as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks “OraSolv®SR/CR,” “OraVescent®SL/BL” and “OraVescent®SS.” All other trademarks used in this report are the property of their respective owners. “Triaminic®”, “Softchews®” and “Allerchews™” are trademarks of Novartis. “Zomig®,” “Zomig-ZMT®” and “Rapimelt™” are trademarks of AstraZeneca. “Remeron®” and “SolTab™” are trademarks of Organon. “Tempra®” is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. “FirsTabs™” is a trademark of Bristol-Myers Squibb. “NuLev®” is a registered trademark of Schwarz Pharma. “Alavert™” and “Dimetapp®” are trademarks of Wyeth. “Fazaclo™” is a trademark of Alamo Pharmaceuticals. “Allegra®” is a registered trademark of Aventis Pharmaceuticals Inc. “Actiq®” is a registered trademark of Anesta Corporation. “Claritin®” and “Reditabs®” are registered trademarks of Schering Corporation. “Maxalt®” is a registered trademark of Merck & Co., Inc. “Zyprexa®” is a registered trademark of Eli Lilly and Company. “Zydis®” is a registered trademark of R.P. Scherer Corporation. “FlashDose®” is a registered trademark of Biovail Corporation. “WOWTab®” is a registered trademark of Yamanouchi Pharma Technologies, Inc. “Flashtab®” is a registered trademark of Ethypharm. “OraQuick™” is a trademark of KV Pharmaceutical Company. “Pharmaburst™” is a trademark of SPI Pharma, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
CIMA LABS INC.
Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(See note)
Assets
Current assets:
Cash and cash equivalents	$24,261	$29,530
Available-for-sale securities	41,521	44,031
Trade accounts receivable, net	8,952	14,686
Interest receivable	880	697
Inventories, net	7,676	7,289
Deferred taxes	5,224	5,141
Prepaid expenses and other assets	4,296	4,868

Total current assets	92,810	106,242
Other assets:
Available-for-sale securities	49,516	36,596
Patents and trademarks, net	461	451
Deferred taxes	9,107	8,867

Total other assets	59,084	45,914
Property, plant and equipment:
Property, plant and equipment	98,184	94,967
Accumulated depreciation	(18,087)	(16,855)

Property, plant and equipment, net	80,097	78,112

Total assets	$231,991	$230,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,384	$6,437
Accrued compensation	1,770	1,602
Accrued taxes payable	3,991	4,196
Accrued expenses	3,377	3,231
Deferred revenue	531	223

Total current liabilities	15,053	15,689
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized; 14,680 and 14,550 shares issued and outstanding (net of 619 treasury shares), respectively	153	152
Additional paid-in capital	246,720	244,277
Accumulated deficit	(10,309)	(10,361)
Accumulated other comprehensive income	374	511
Treasury stock	(20,000)	(20,000)

Total stockholders’ equity	216,938	214,579

Total liabilities and stockholders’ equity	$231,991	$230,268

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

CIMA LABS INC.

Income Statements
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues:
Net sales	$9,547	$10,068
Product development fees and licensing	1,713	1,603
Royalties	4,434	5,002

	15,694	16,673

Operating expenses:
Cost of goods sold	6,658	7,768
Research and product development	4,700	2,507
Selling, general and administrative	2,926	2,534
Merger-related	1,212	—

	15,496	12,809

Operating income	198	3,864
Other income:
Investment income	598	1,023
Other income	16	43

	614	1,066

Income before provision for income taxes	812	4,930
Provision for income taxes	759	1,772

Net income	$53	$3,158

Net income per share:
Basic	$.00	$.22
Diluted	$.00	$.22
Weighted average shares outstanding:
Basic	14,552	14,282
Diluted	14,971	14,636

See accompanying notes.

CIMA LABS INC.

Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income	$53	$3,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,277	1,111
Income tax benefit of stock options exercised	—	48
Deferred income taxes	(240)	1,504
Gain on sale of investment securities	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	5,735	1,194
Interest receivable	(183)	(18)
Inventories	(387)	(682)
Prepaid expenses and other assets	446	83
Accounts payable	(1,053)	3,004
Accrued expenses and other	110	(721)
Deferred revenue	307	(142)

Net cash provided by operating activities	6,064	8,539
Investing activities:
Purchases of property, plant and equipment	(3,217)	(7,494)
Patents and trademarks	(55)	(31)
Purchases of available-for-sale securities	(24,935)	(10,454)
Proceeds from sales of available-for-sale securities	14,430	14,182

Net cash used in investing activities	(13,777)	(3,797)
Financing activities:
Proceeds from exercises of stock options	2,378	290
Issuance of common stock related to employee stock purchase plan	66	44

Net cash provided by (used in) financing activities	2,444	334

(Decrease) increase in cash and cash equivalents	(5,269)	5,076
Cash and cash equivalents at beginning of period	29,530	26,102

Cash and cash equivalents at end of period	$24,261	$31,178

See accompanying notes.

CIMA LABS INC.

Notes to Financial Statements
(Unaudited)
(in thousands, except per share data)

1. Basis of Presentation

CIMA LABS INC. (the “Company”), a Delaware corporation, develops and manufactures orally disintegrating tablets and enhanced-absorption oral drug delivery systems. The Company operates within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s proprietary orally disintegrating tablet technologies, allow an active drug ingredient, which is frequently taste-masked, to be formulated into a new, orally disintegrating dosage form that dissolves quickly in the mouth without chewing or the need for water. The Company is also developing enhanced oral drug delivery technologies and independently developing new products based on its oral drug delivery technologies. The Company enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. The Company currently manufactures seven pharmaceutical brands for its partners incorporating its proprietary orally disintegrating tablet technologies. Revenues are comprised of three components: net sales of products the Company manufactures for pharmaceutical partners; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. Investments

The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of March 31, 2004 and December 31, 2003, the amortized cost and estimated market value of available-for-sale securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
As of March 31, 2004:
Asset backed securities	$22,203	$186	$19	$22,370
Corporate bonds and notes	25,775	351	—	26,126
Non-US corporate obligations	4,178	32	—	4,210
U.S. government securities	38,283	57	9	38,331

Totals – March 31, 2004	$90,439	$626	$28	$91,037

As of December 31, 2003:
Asset backed securities	$24,329	$210	$10	$24,529
Corporate bonds and notes	29,266	448	—	29,714
Non-US corporate obligations	5,216	24	1	5,239
U.S. government securities	21,123	41	19	21,145

Totals – December 31, 2003	$79,934	$723	$30	$80,627

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

	For the Three Months Ended
	March 31,	March 31,
	2004	2003
Net income, as reported	$53	$3,158
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	1,337	843

Pro forma net income (loss)	$(1,284)	$2,315

Net income (loss) per share:
Basic—as reported	$.00	$.22
Basic—pro forma	$(.09)	$.16
Diluted—as reported	$.00	$.22
Diluted—pro forma	$(.09)	$.16

5. Income Per Share

Income per share for the three months ended March 31, 2004 and 2003 is summarized in the following table:

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Numerator:
Net income	$53	$3,158

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	14,552	14,282
Effect of dilutive stock options	419	354

Denominator for diluted earnings per share – weighted average shares outstanding	14,971	14,636

Basic earnings per share	$.00	$.22
Diluted earnings per share	$.00	$.22

6. Comprehensive Income

Comprehensive income consists of net income, fair value of forward contracts and net unrealized gains (losses) on available-for-sale securities.

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$53	$3,158
Fair value of forward contracts	(78)	173
Unrealized gain (loss) on available-for-sale securities	(60)	(72)

Total comprehensive income (loss)	$(85)	$3,259

7. Inventories

Inventories are stated at the lower of cost (first in, first out) or fair market value.

	March 31, 2004	December 31, 2003
Raw materials	$4,782	$5,634
Work-in-process	216	236
Finished goods	2,678	1,419

Inventories, net	$7,676	$7,289

8. Tax Expense

Provisions for income taxes for the three-month period ended March 31, 2004 reflect provisions for U.S. federal and state income taxes. At December 31, 2003, the Company had a valuation reserve of $4,979 resulting in a net deferred tax asset of $14,008. As of March 31, 2004, the Company had a valuation reserve of $4,979 resulting in a net deferred tax asset of $14,331.

9. Segment Information – Major Customers

The Company operates within a single segment: the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. Revenues are comprised of three components: net sales of products utilizing the Company’s proprietary orally disintegrating tablet technologies; product development fees and licensing revenues for development activities conducted by the Company through collaborative agreements with pharmaceutical companies; and royalties on the sales of products manufactured by the Company, which are sold by pharmaceutical companies under licenses from the Company

Revenues from major customers are as follows:

	For the Three Months Ended
	March 31,		March 31,
	2004		2003
Revenues:
AstraZeneca	$3,391	21.6%	$2,901	17.4%
Novartis	1,014	6.5%	1,246	7.5%
Organon	7,100	45.2%	5,614	33.7%
Schwarz Pharma	579	3.7%	1,918	11.5%
Wyeth	2,238	14.3%	4,576	27.4%
Other	1,372	8.7%	418	2.5%

Total	$15,694	100.0%	$16,673	100.0%

Trade accounts receivable at March 31, 2004 of approximately $8,952 were comprised primarily of the following customers: Organon (41%) and AstraZeneca (28%).

All of the Company’s assets and operations are located in the U.S. While the Company does not directly conduct its activities outside the U.S., it considers international revenues to be those arising from shipments ultimately destined for non-U.S. end-users and revenues from royalties generated by non-U.S. sales by partners.

	For the Three Months Ended
	March 31,	March 31,
	2004	2003
Revenues by source:
U.S.	$7,425	$10,685
International, excluding Germany	6,717	4,487
Germany	1,552	1,501

Total revenues	$15,694	$16,673

10. Merger with Cephalon, Inc.

In November 2003, the Company, Cephalon, Inc., a Delaware corporation (“Cephalon”), and C MergerCo, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Cephalon (“C MergerCo”), entered into an Agreement and Plan of Merger, dated as of November 3, 2003 (the “CIMA/Cephalon Agreement”). Pursuant to the CIMA/Cephalon Agreement, Cephalon will acquire the Company through the merger of C MergerCo with and into CIMA, with the Company surviving as a wholly-owned subsidiary of Cephalon (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase the Company’s common stock, whether or not vested or exercisable, will be converted into the right to receive an amount of cash equal to $34.00 less the exercise price for such option. If the merger agreement is terminated in specified circumstances, either CIMA or Cephalon may be required to pay a termination fee of $16,250 to the other party or to reimburse the other party for up to $5,500 of its expenses.

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

These forward-looking statements include statements relating to the expected changes in operating revenues and changes in components of revenues for 2004; the expected changes in expense levels and gross profits; the expected changes in other income; the timing for completion of improvements to our manufacturing facilities; the timing of availability and expected mix of products; expected demand for products using our technologies; the amount and adequacy of our production capacity, including plans to expand our capacity; the adequacy of our cash and cash reserves; the expense and timing of the closing of the merger transaction with Cephalon, Inc.; and future research and development activities and funding relating to our current or new technologies. We do not undertake any obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results, except as required by law.

Overview

We enter into collaborative agreements with pharmaceutical companies to develop and manufacture products based on our proprietary OraSolv and DuraSolv orally disintegrating tablet technologies. We currently manufacture seven pharmaceutical brands utilizing our orally disintegrating tablet technologies: three prescription and four over-the-counter (“OTC”) brands. The three prescription products are AstraZeneca’s Zomig-ZMT and its equivalent for non-U.S. markets, Remeron SolTab for Organon, and NuLev for Schwarz Pharma. The OTC products are Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, and Alavert and Dimetapp ND for Wyeth. We are also currently developing other oral drug delivery technologies for ourselves and for others. We operate within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. Our revenues are comprised of three components, including net sales of products we manufacture and sell to pharmaceutical companies using our proprietary orally disintegrating tablet technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us.

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

Recent Events

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

Following the termination of the CIMA/aaiPharma Agreement, the Company, Cephalon, Inc., a Delaware corporation (“Cephalon”), and C MergerCo, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Cephalon (“C MergerCo”), entered into an Agreement and Plan of Merger, dated as of November 3, 2003 (the “CIMA/Cephalon Agreement”). Pursuant to the CIMA/Cephalon Agreement, Cephalon will acquire the Company through the merger of C MergerCo with and into CIMA, with the Company surviving as a wholly-owned subsidiary of Cephalon (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase the Company’s common stock, whether or not vested or exercisable, will be converted into the right to receive an amount of cash equal to $34.00 less the exercise price for such option. The completion of the Merger is subject to several customary closing conditions, including the approval of the CIMA/Cephalon Agreement by the Company’s stockholders and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The merger agreement between the Company and Cephalon requires the Company to have a meeting of its stockholders to vote on the proposed merger on or before June 29, 2004. As a result, the board of directors of the Company has established the close of business Friday, May 14, 2004 as the record date for such a meeting to be held on June 15, 2004. As previously announced, the Federal Trade Commission is still reviewing the transaction and the Company is not providing any information about that process at this time. If the merger has not been cleared by June 15, 2004, the meeting date may be postponed.

The Company has not scheduled an annual meeting of stockholders because of the pending transaction with Cephalon.

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

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. As of December 31, 2003, the Company had a valuation reserve of $5.0 million resulting in a net deferred tax asset of $14.0 million. As of March 31, 2004, the Company had a valuation reserve of $5.0 million resulting in a net deferred tax asset of $14.3 million.

Results of Operations

Three-Month Periods Ended March 31, 2004 and 2003

Components of revenue, expenses, and net income as a percentage of total operating revenue for the three-month period ended March 31 was as follows:

	Three Months ended March 31,
	2004	2003
Net sales	61%	60%
Product development fees & licensing revenues	11%	10%
Royalty revenues	28%	30%
Cost of goods sold	42%	47%
Research & product development expenses	30%	15%
Selling, general & administrative expenses	19%	15%
Merger related expenses	8%	—
Operating income	1%	23%
Net income	—	19%

Operating Revenues. Total operating revenues for the first quarter ended March 31, 2004 were $15.7 million, a decrease of $1.0 million, or 6%, against the same period in 2003. The first quarter decrease in total operating revenues resulted from decreases in two out of three of our revenue components: revenues from the sales of products we manufacture and sell to our pharmaceutical company partners and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us. The third source of our revenues, product development fees and licensing revenue, increased from the first quarter of 2003.

Generally speaking, we respond to the product demand forecasts of our pharmaceutical partners. Accordingly, sales of manufactured products to our pharmaceutical partners may vary from period to period based on our partners’ demand. In the first quarter of 2004, revenues from net sales of products we manufacture for our pharmaceutical partners were $9.5 million, a decrease of approximately $500,000, or 5%, compared to the same period of 2003. The decrease was primarily due to reduced shipments of Alavert for Wyeth in the first quarter of 2004 (a decrease of 50%), which in the first quarter of 2003 still included launch quantities (the product was launched in December 2002); reduced shipments of NuLev for Schwarz Pharma (decreased by 69%); partially offset by higher revenues from production of Zomig for AstraZeneca (sales increased 65%); and higher manufacturing volumes of Remeron SolTab for Organon (sales increased 30%), primarily for international markets. For the full year 2004, we expect revenues from net sales of products we manufacture for our pharmaceutical partners to decrease by 20-40% from 2003, primarily due to lower sales of Alavert to Wyeth (reflecting normal sales as opposed to 2003’s launch quantities) and reduced sales of Remeron SolTabs to Organon for the US market resulting from generic competition by Barr Laboratories. Sales of branded prescription products to our pharmaceutical company partners (Organon, AstraZeneca, and Schwarz Pharma) increased approximately $1.2 million from the prior year and represented 72% of our total product sales in the first three months of 2004, compared with 56% the first three months of 2003. Over-the-counter product sales to our pharmaceutical company partners (Wyeth, Novartis, and Bristol Myers-Squibb) decreased $1.7 million and accounted for 28% of total product sales compared with 44% in the first three months of last year.

Revenues from product development fees and licensing were $1.7 million in the first quarter of 2004, an increase of $100,000, or 7%, from the same period of 2003. The timing of product development fees and licensing revenues can vary based on the nature and scope of the activities being performed. The majority of development revenues in the first quarter of 2004 came from agreements with Alamo and Schering-Plough, while the majority of revenues for the same period in 2003 was related to the seven product development project with Schwarz Pharma. Revenues from Alamo development activity nearly tripled from the 2003 level, driven by the FDA’s approval of Fazaclo (clozapine) and preparation for the launch of the product. We are actively pursuing new development agreements while increasing efforts in support of our proprietary compounds.

We receive royalties based upon our pharmaceutical partners’ end-product sales into their respective markets. Revenues from royalties were $4.4 million in the first quarter of 2004, a decrease of approximately $500,000 or 11% over the same quarter of 2003. The decrease was due primarily to decreased sales by Wyeth of Alavert (a 54% decrease, attributed to the continuing launch of the product in 2003 compared to a more normal sales pattern in 2004), and decreased royalties from Triaminic Softchews by Novartis (a 70% decrease). Royalties from Novartis were higher than normal in 2003, as Novartis paid us in 2003 for royalties related to sales in previous years. The expected decrease in Zomig royalty revenues (as a result of the decision by AstraZeneca to distribute Zomig for US markets through a third party distributor beginning in 2004) was not as great as expected and was offset by increases in royalty revenues from Zomig in non-US markets, with about 40% of the non-US increase due to weakness of the US dollar.

In 2004, we expect to close a transaction with Cephalon, Inc. under which CIMA will become a wholly owned subsidiary of Cephalon. This introduces a number of potential influences on our business and revenues.

As we stated in our Form 10-K, subject to the effect of the transaction with Cephalon, we expect full year 2004 revenues from our partner-based collaborative business to decline. There are three contributing factors leading to this expectation. First, we expect lower sales of Alavert to Wyeth (reflecting normal sales as opposed to 2003’s launch quantities). In addition, the introduction by Barr Laboratories of a generic competitor to our partner Organon’s Remeron SolTabs in the U.S. market represents increased competition for our partner that will adversely affect our revenue. Finally, our partner AstraZeneca’s decision to market Zomig through an independent distributor in the U.S. likely will have an adverse effect on our royalty revenue because the selling price on which we generate royalties will be lower. Over time we expect increased sales volume to offset the decrease in the royalty base. If the transaction with Cephalon is not closed as anticipated, we expect that we would sign a license and manufacturing agreement with a pharmaceutical company partner for our OraVescent Fentanyl product, which we expect will enter Phase III clinical trials in 2004, to support an FDA submission for marketing approval in early 2005. We expect that the development fees and milestone payments under such an agreement would have a positive effect on 2004 and 2005 revenues, and would offset the decline noted earlier in this paragraph.

Cost of goods sold. Cost of goods sold was $6.7 million in the first quarter of 2004, compared to $7.8 million for the same period of 2003. This decrease was primarily due to reduced labor and materials related to lower sales volumes over the same period in 2003. For 2004, we expect cost of goods sold to decrease from 2003 levels in terms of dollar amount, but to increase as a percentage of net sales as production volumes are expected to decrease in 2004.

Gross profit on product sales was $2.9 million in the first quarter of 2004, compared to $2.3 million in the same period of 2003. Gross margins on product sales were 30% of total product sales in the first quarter of 2004 compared with 23% for the same period of 2003. The improvement in margins is primarily attributable to product mix, in line with the reduced sales percentage of over the counter products (primarily Alavert and Dimetapp ND to Wyeth) in the first quarter of 2004 compared to the same period of 2003. For the full year of 2004, we expect gross profits on product sales to decrease from 2003 levels in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $4.7 million in the first quarter of 2004, an increase of $2.2 million, or 88%, over the same period of 2003. OraVescent fentanyl activities accounted for over 70% of the increase, primarily for costs related to clinical trails. For 2004, we expect research and product development expenses to more than double from 2003 levels due to increased development efforts and clinical trial costs related to our proprietary products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.9 million in the first quarter of 2004, an increase of $400,000, or 16%, over the first quarter of 2003. This increase was due primarily to costs associated with increased professional staffing and payroll related costs (approximately $220,000), property and insurance expense (approximately $150,000), increased legal costs (approximately $370,000), and offset partly due to decreased consulting costs (approximately $240,000) and decreased marketing and promotion costs (approximately $70,000). For 2004, we expect selling, general and administrative expenses to be slightly higher than in 2003.

Merger-related expenses. Merger-related expenses were $1.2 million in the first quarter of 2004. No merger-related expenses were incurred in the first quarter of 2003. We expect merger-related expenses to be approximately $7-8 million in 2004, $5.5 million of which is attributable to a success fee payable to our investment bankers.

Other income. Other income was $614,000 in the first quarter of 2004, a decrease of $452,000 from the comparable period of 2003. Other income consists primarily of investment income comprised of interest earned on securities and gains realized on the sale of securities. The decrease from 2003 levels was due primarily to lower interest rates on our investments and lower levels of cash available for investment. For 2004, we expect other income to be comparable to or slightly below 2003.

Provision for income taxes. The provision for income tax expense for the quarter ended March 31, 2004 was $759,000, compared with a tax provision of $1.8 million recognized in the first quarter of 2003. Income tax is being recorded at an effective rate of 93.6%, or 37.5% on pre-tax income before merger costs. In the first quarter of 2003, tax expense was recorded at an effective rate of 35.9%, which was aided by the recognition of $200,000 in net operating loss benefits arising in previous years.

The effective tax rate of 93.6% used in computing net income in the first quarter of 2004 resulted from expenses related to the merger with Cephalon that are not considered deductible for financial reporting purposes.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and from operating revenues consisting of product sales, product development fees and licensing, and royalties.

Working capital decreased from $90.6 million at December 31, 2003 to $77.8 million at March 31, 2004, primarily due to an decrease in cash and the current portion of available-for-sale securities and a reduced level of accounts receivable. Cash and available-for-sale securities, including both current and non-current securities, were $115.3 million at March 31, 2004, up from $110.2 million at December 31, 2003. Capital expenditures during the first three months of 2004 totaled $3.2 million. These expenditures were essentially funded by cash generated from operating activities. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During 2004, we plan to spend approximately $35 million to complete various improvement projects at our Eden Prairie manufacturing facility and to develop production capability for OraVescent fentanyl. These projects include: completing the addition of a production line in Eden Prairie for products requiring blister packaging and related warehouse expansion; and the preparation of manufacturing capability for OraVescent fentanyl. We expect the new Eden Prairie production line to be operational by the third quarter of 2004. We signed a letter of intent to order long lead time equipment for increased production of blistered products including OraVescent fentanyl in the first quarter of 2004 and have subsequently ordered this equipment. In addition to these improvement projects, we expect to fund clinical trials for OraVescent fentanyl and additional product development activities related to our OraVescent technology. Transaction related costs associated with the merger with Cephalon will require estimated expenditures of $7-8 million in 2004, $5.5 million of which is attributable to a success fee payable to the Company’s investment bankers. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

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

Our Business And Stock Price May Suffer Prior To Completion Of, Or If We Do Not Complete, The Proposed Transaction With Cephalon.

     If the transaction with Cephalon is not completed, we could be subject to a number of factors that may adversely affect our business and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management has devoted to completing the transaction;

•	if the merger agreement is terminated under certain conditions, we may be required to pay Cephalon termination fees and expenses of up to $16.3 million;

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the transaction will be completed;

•	we must pay various costs related to the transactions, such as our legal, investment advisor and accounting fees; and

•	if our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to enter into a transaction with more favorable terms and conditions than that agreed to by Cephalon.

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

     On January 15, 2003, KV Pharmaceutical Company announced that it would begin marketing hyoscyamine sulfate orally disintegrating tablets, 0.125 mg, a prescription anticholinergic/antispasmodic product, utilizing its OraQuick orally disintegrating tablet technology. This product is competing with NuLev, which we developed and manufacture for Schwarz Pharma, Inc. Due to the large number of variables, we are unable to predict the ultimate effect of such a product on our business. On March 17, 2003, CIMA and Schwarz Pharma filed a lawsuit against KV Pharmaceutical Company and its wholly owned subsidiary Ethex Corporation, alleging that sales by them of orally disintegrating hyoscyamine sulfate violated CIMA’s patent covering its DuraSolv technology. For details regarding the lawsuit between KV Pharmaceutical and CIMA, see information under the caption Legal Proceedings contained elsewhere in this document.

     On January 27, 2003, Andrx Corporation and Perrigo Company announced that they have entered into a multi-year agreement for Andrx to supply Perrigo with Andrx’s over-the-counter orally disintegrating tablet formulation of loratadine, which is expected to be equivalent to and substitutable for Schering-Plough’s Claritin RediTabs and Wyeth’s Alavert and Dimetapp ND. Andrx has received FDA approval of its Abbreviated New Drug Application for an orally disintegrating tablet formulation of loratadine. We developed and manufacture Alavert and Dimetapp ND orally disintegrating tablets for Wyeth. Perrigo is one of the largest providers of store brand over-the-counter products in the U.S. The Andrx and Perrigo product launched and is now commercially available.

     Another orally disintegrating loratadine product has been launched. In February 2004, Novartis Consumer Health, Inc. launched Triaminic Allerchews directed to the children’s market. Wyeth also distributes an orally disintegrating loratadine product, Dimetapp ND (which we manufacture), for that market.

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

     We received a waiver letter from the Minneapolis District Office in December 2003, waiving the requirement for a pre-approval inspection for a pending application. We still have other applications pending review and these could result in additional inspections or reviews by the District Office as a prerequisite for approval of those pending applications.

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

          The active ingredients in some of our current and proposed products, including OraVescent Fentanyl, are controlled substances under the Controlled Substances Act of 1970 and are regulated by the U.S. Drug Enforcement Agency. These products are subject to DEA and OSHA regulations relating to manufacturing, storage, distribution and physician prescription procedure. Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of products containing controlled substances. Furthermore, the DEA could impose significant penalties and fines against us and our pharmaceutical company partners of the Controlled Substances Act and DEA regulations.

          In addition, we are required to obtain quotas of controlled substances through the DEA allocation process. If we were to obtain our quota in insufficient quantity to support our scheduled manufacturing need, we would not be able to satisfy customer demand. This could result in adverse effects on our relationship with our customers, as well as impair demand for our product.

          Regulations under the Occupational Safety and Health Act establish certain standards related to safety in handling and manufacturing potent substances, such as fentanyl citrate. Under these regulations, we believe that our production of fentanyl citrate would require specialized manufacturing equipment and procedures to prevent fentanyl citrate from coming in contact with humans. We may develop other products that would require a specialized manufacturing environment. Currently, none of our existing production lines in Eden Prairie or Brooklyn Park nor our planned production line in Eden Prairie are capable of manufacturing potent substances in significant commercial quantities. We are currently evaluating the modification of our existing facilities or construction of a new manufacturing suite for products containing potent substances.

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

          The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the twelve month period ended March 31, 2004, the closing sale price for our common stock ranged from $21.66 to $33.27. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at March 31, 2004, have remaining maturities of 46 months or less and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $91.0 million at March 31, 2004, and represented approximately 39% of total assets. The primary objective of our investment activities is to preserve capital. We have a contractual commitment to purchase assets for our new manufacturing line that is denominated in foreign currency, but we have entered into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of March 31, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

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

     On December 19, 2003, the Company was named as a defendant in a civil action filed in the Hennepin County, Minnesota District Court. The action, which was filed by David A. Feste, a former Vice President, Chief Financial Officer and Secretary of CIMA, alleges that CIMA intentionally and negligently misrepresented its intention to pursue and engage in a transaction resulting in a change in control of the Company when negotiating an amendment to his employment agreement in conjunction with Mr. Feste’s resignation from the Company. Mr. Feste is seeking compensation under the change of control provisions in his original employment agreement. CIMA brought a motion to dismiss the action, which was granted and a judgment entered in favor of CIMA on April 23, 2004. Mr. Feste can still seek review of this decision by the Minnesota Court of Appeals.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Document	Method of Filing
3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(1)

3.2	Third Restated Bylaws of CIMA	(2)

4.1	Form of Certificate for Common Stock	(3)

4.2	Amended and Restated Rights Agreement, dated as of June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A.	(4)

4.3	Amendment to Amended and Restated Rights Agreement dated as of August 5, 2003	(5)

4.4	Second Amendment to Amended and Restated Rights Agreement dated as of November 3, 2003	(6)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock	(7)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Steven B. Ratoff	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James C. Hawley	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form S-8, filed June 13, 2001, File No. 333-62954, and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-24424, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 33-80194, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, filed July 18, 2001, File No. 0-24424, and incorporated herein by reference.

(5) Filed as an exhibit to the Company’s Report on Form 8-K, filed August 6, 2003, File No. 0-24424, and incorporated herein by reference.

(6) Filed as an exhibit to the Company’s Report on Form 8-K, filed November 4, 2003, File No. 0-24424, and incorporated herein by reference.

(7) Filed as Exhibit A to Exhibit 3 to the Company’s Registration Statement on Form 8-A, filed June 12, 2001, File No. 0-24424, and incorporated herein by reference.

(b) Reports on Form 8-K

On February 26, 2004, the Company filed a copy of a press release issued on February 26, 2004 on Form 8-K. The press release announced the Company’s financial results for the fourth quarter and 12 months ended December 31, 2003 and contained non-GAAP (generally accepted accounting principles) financial disclosure. Pro forma financial information was provided.

On May 6, 2004, the Company filed a copy of a press release issued on May 6, 2004 on Form 8-K. The press release announced the Company’s first quarter 2004 earnings and contained non-GAAP (generally accepted accounting principles) financial disclosure. Pro forma financial information was provided.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC.
Registrant
Date: May 7, 2004	By	/s/ James C. Hawley
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