Form 10-Q
period 2004-06-30
CIMA LABS INC
filed 2004-08-06
CIK 833298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-24424

CIMA LABS INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1569769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10000 Valley View Road, Eden Prairie, MN
55344-9361	(952) 947-8700
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

     Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 par value	14,707,516

(Class)	(Outstanding at August 2, 2004)

INDEX
CIMA LABS INC.

     We have registered “CIMA®,” “CIMA LABS INC.®,” “OraSolv®,” “OraVescent®,” “DuraSolv®” and “PakSolv®” as trademarks with the U.S. Patent and Trademark Office. We also use the trademarks “OraSolv®SR/CR,” “OraVescent®SL/BL” and “OraVescent®SS.” All other trademarks used in this report are the property of their respective owners. “Triaminic®”, “Softchews®” and “Allerchews™” are trademarks of Novartis. “Zomig®,” “Zomig-ZMT®” and “Rapimelt™” are trademarks of AstraZeneca. “Remeron®” and “SolTab™” are trademarks of Organon. “Tempra®” is a registered trademark of a Canadian affiliate of Bristol-Myers Squibb. “FirsTabs™” is a trademark of Bristol-Myers Squibb. “NuLev®” is a registered trademark of Schwarz Pharma. “Alavert™” and “Dimetapp ND®” are trademarks of Wyeth. “FazaClo™” is a trademark of Alamo Pharmaceuticals. “Allegra®” is a registered trademark of Aventis Pharmaceuticals Inc. “Actiq®” is a registered trademark of Anesta Corporation. “Claritin®” and “Reditabs®” are registered trademarks of Schering Corporation. “Maxalt®” is a registered trademark of Merck & Co., Inc. “Zyprexa®” is a registered trademark of Eli Lilly and Company. “Zydis®” is a registered trademark of R.P. Scherer Corporation. “FlashDose®” is a registered trademark of Biovail Corporation. “WOWTab®” is a registered trademark of Yamanouchi Pharma Technologies, Inc. “Flashtab®” is a registered trademark of Ethypharm. “OraQuick™” is a trademark of KV Pharmaceutical Company. “Pharmaburst™” is a trademark of SPI Pharma, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CIMA LABS INC.

Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(See note)
Assets
Current assets:
Cash and cash equivalents	$32,704	$29,530
Available-for-sale securities	51,475	44,031
Trade accounts receivable, net	10,003	14,686
Interest receivable	768	697
Inventories, net	6,168	7,289
Deferred taxes	5,519	5,141
Prepaid expenses and other assets	3,217	4,868

Total current assets	109,854	106,242
Other assets:
Available-for-sale securities	27,544	36,596
Patents and trademarks, net	492	451
Deferred taxes	9,150	8,867

Total other assets	37,186	45,914
Property, plant and equipment:
Property, plant and equipment	100,545	94,967
Accumulated depreciation	(19,397)	(16,855)

Property, plant and equipment, net	81,148	78,112

Total assets	$228,188	$230,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,625	$6,437
Accrued compensation	2,161	1,602
Accrued taxes payable	3,958	4,196
Accrued expenses	1,834	3,231
Deferred revenue	494	223

Total current liabilities	11,072	15,689
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 5,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value; 60,000 shares authorized; 14,691 and 14,550 shares issued and outstanding (net of 619 treasury shares), respectively	153	152
Additional paid-in capital	247,105	244,277
Accumulated deficit	(10,082)	(10,361)
Accumulated other comprehensive (loss) income	(60)	511
Treasury stock	(20,000)	(20,000)

Total stockholders’ equity	217,116	214,579

Total liabilities and stockholders’ equity	$228,188	$230,268

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

CIMA LABS INC.

Income Statements
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
Net sales	$7,020	$12,252	$16,567	$22,320
Product development fees and licensing	2,401	1,594	4,114	3,197
Royalties	5,283	4,426	9,717	9,428

	14,704	18,272	30,398	34,945

Operating expenses:
Cost of goods sold	6,515	7,434	13,173	15,202
Research and product development	5,091	2,703	9,791	5,210
Selling, general and administrative	2,759	3,645	5,685	6,179
Merger-related	335	250	1,547	250

	14,700	14,032	30,196	26,841

Operating income	4	4,240	202	8,104
Other income:
Investment income	545	841	1,143	1,864
Other income	14	8	30	51

	559	849	1,173	1,915

Income before provision for income taxes	563	5,089	1,375	10,019
Provision for income taxes	336	1,405	1,095	3,177

Net income	$227	$3,684	$280	$6,842

Net income per share:
Basic	$.02	$.26	$.02	$.48
Diluted	$.02	$.25	$.02	$.47
Weighted average shares outstanding:
Basic	14,684	14,374	14,622	14,328
Diluted	15,094	14,759	15,034	14,683

See accompanying notes.

CIMA LABS INC.

Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net income	$280	$6,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,635	2,177
Income tax benefit of stock options exercised	—	1,060
Deferred income taxes	(334)	1,719
Gain on sale of investment securities	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	4,683	1,712
Interest receivable	(72)	119
Inventories	1,121	(1,865)
Prepaid expenses and other assets	1,585	80
Accounts payable	(3,812)	(1,925)
Accrued expenses and other	(1,076)	1,652
Deferred revenue	271	117

Net cash provided by operating activities	5,280	11,688
Investing activities:
Purchases of property, plant and equipment	(5,577)	(11,543)
Patents and trademarks	(134)	(81)
Purchases of available-for-sale securities	(26,408)	(18,957)
Proceeds from sales of available-for-sale securities	27,184	30,496

Net cash used in investing activities	(4,935)	(85)
Financing activities:
Proceeds from exercises of stock options	2,698	2,062
Issuance of common stock related to employee stock purchase plan	131	92

Net cash provided by financing activities	2,829	2,154

Increase in cash and cash equivalents	3,174	13,757
Cash and cash equivalents at beginning of period	29,530	26,102

Cash and cash equivalents at end of period	$32,704	$39,859

See accompanying notes.

CIMA LABS INC.

Notes to Financial Statements
(Unaudited)
(in thousands, except per share data)

1. Basis of Presentation

CIMA LABS INC. (the “Company”), a Delaware corporation, develops and manufactures orally disintegrating tablets and enhanced-absorption oral drug delivery systems. The Company operates within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. OraSolv and DuraSolv, the Company’s proprietary orally disintegrating tablet technologies, allow an active drug ingredient, which is frequently taste-masked, to be formulated into a new, orally disintegrating dosage form that dissolves quickly in the mouth without chewing or the need for water. The Company is also developing enhanced oral drug delivery technologies and independently developing new products based on its oral drug delivery technologies. The Company enters into collaborative agreements with pharmaceutical companies to develop products based on its oral drug delivery technologies. The Company currently manufactures eight pharmaceutical brands for its partners incorporating its proprietary orally disintegrating tablet technologies. Revenues are comprised of three components: net sales of products the Company manufactures for pharmaceutical partners; product development fees and licensing revenues for development activities conducted through collaborative agreements with pharmaceutical companies; and royalties on the sales of products sold by pharmaceutical companies under license from the Company.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary for fair presentation, have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, you should refer to the audited financial statements and accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts we report in our financial statements and accompanying notes. Actual results could differ from those estimates.

3. Investments

The Company’s investments in available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income as a separate component of stockholders’ equity. As of June 30, 2004 and December 31, 2003, the amortized cost and estimated market value of available-for-sale securities are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
As of June 30, 2004:
Asset backed securities	$19,289	$48	$44	$19,293
Corporate bonds and notes	21,532	133	33	21,632
Non-U.S. corporate obligations	4,144	0	18	4,126
U.S. government securities	34,244	0	276	33,968

Totals – June 30, 2004	$79,209	$181	$371	$79,019

As of December 31, 2003:
Asset backed securities	$24,329	$210	$10	$24,529
Corporate bonds and notes	29,266	448	—	29,714
Non-U.S. corporate obligations	5,216	24	1	5,239
U.S. government securities	21,123	41	19	21,145

Totals – December 31, 2003	$79,934	$723	$30	$80,627

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

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net income, as reported	$227	$3,684	$280	$6,842
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	1,183	1,355	2,520	2,195

Pro forma net (loss) income	$(956)	$2,329	$(2,240)	$4,647

Net income (loss) per share:
Basic—as reported	$.02	$.26	$.02	$.48
Basic—pro forma	$(.07)	$.16	$(.15)	$.32
Diluted—as reported	$.02	$.25	$.02	$.47
Diluted—pro forma	$(.06)	$.16	$(.15)	$.32

     5. Income Per Share

     Income per share for the three and six months ended June 30, 2004 and 2003 is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator:
Net income	$227	$3,684	$280	$6,842

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	14,684	14,374	14,622	14,328
Effect of dilutive stock options	410	385	412	355

Denominator for diluted earnings per share – weighted average shares outstanding	15,094	14,759	15,034	14,683

Basic earnings per share	$.02	$.26	$.02	$.48
Diluted earnings per share	$.02	$.25	$.02	$.47

6. Comprehensive Income

Comprehensive income consists of net income, fair value of forward contracts and net unrealized gains (losses) on available-for-sale securities.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$227	$3,684	$280	$6,842
Fair value of forward contracts	59	201	(19)	375
Unrealized (loss) gain on available-for-sale securities	(493)	87	(552)	(159)

Total comprehensive (loss) income	$(207)	$3,972	$(291)	$7,058

7. Inventories

Inventories are stated at the lower of cost (first in, first out) or fair market value.

	June 30, 2004	December 31, 2003
Raw materials	$4,637	$5,634
Work-in-process	114	236
Finished goods	1,417	1,419

Inventories, net	$6,168	$7,289

8. Tax Expense

Provisions for income taxes for the three- and six-month periods ended June 30, 2004 reflect provisions for U.S. federal and state income taxes. At December 31, 2003, the Company had a valuation reserve of $4,979 resulting in a net deferred tax asset of $14,008. As of June 30, 2004, the Company had a valuation reserve of $4,979 resulting in a net deferred tax asset of $14,669.

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

Revenues from major customers are as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2004		2003		2004		2003
Revenues:
AstraZeneca	$3,113	21.2%	$2,485	13.6%	$6,505	21.4%	$5,385	15.4%
Organon	6,838	46.5%	9,741	53.3%	13,938	45.9%	15,355	43.9%
Wyeth	2,191	14.9%	3,659	20.0%	4,429	14.6%	8,235	23.6%
Other	2,562	17.4%	2,387	13.1%	5,526	18.1%	5,970	17.1%

Total	$14,704	100.0%	$18,272	100.0%	$30,398	100.0%	$34,945	100.0%

Trade accounts receivable at June 30, 2004 of approximately $10,003 were comprised primarily of the following customers: Organon (32%), AstraZeneca (24%) and Wyeth (18%).

All of the Company’s assets and operations are located in the U.S. While the Company does not directly conduct its activities outside the U.S., it considers international revenues to be those arising from shipments ultimately destined for non-U.S. end-users and from royalties generated by non-U.S. sales by partners.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues by source:
U.S.	$6,015	$9,901	$13,440	$20,675
International, excluding Germany	7,235	6,313	13,952	10,154
Germany	1,454	2,058	3,006	4,116

Total revenues	$14,704	$18,272	$30,398	$34,945

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

The Merger is subject to regulatory approvals and the satisfaction of other customary closing conditions. The CIMA/Cephalon Agreement was approved at a special meeting of the Company’s stockholders on June 15, 2004.

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

Overview

We operate within a single business segment, the development and manufacture of orally disintegrating tablets and enhanced-absorption oral drug delivery systems. We enter into collaborative agreements with pharmaceutical companies to develop and manufacture products based on our proprietary OraSolv and DuraSolv orally disintegrating tablet technologies. We currently manufacture eight pharmaceutical brands utilizing our orally disintegrating tablet technologies: four prescription and four over-the-counter (“OTC”) brands. The four prescription products are AstraZeneca’s Zomig-ZMT and its equivalent for non-U.S. markets, Remeron SolTab for Organon, NuLev for Schwarz Pharma, and FazaClo for Alamo Pharmaceuticals. The OTC products are Triaminic Softchews for Novartis, Tempra FirsTabs for a Canadian affiliate of Bristol-Myers Squibb, and Alavert and Dimetapp ND for Wyeth. We are also currently developing other oral drug delivery products for ourselves and for others. Our revenues are comprised of three components, including net sales of products we manufacture and sell to pharmaceutical companies using our proprietary orally disintegrating tablet technologies, product development fees and licensing revenues for development activities we conduct through collaborative agreements with pharmaceutical companies, and royalties on the sales of products we manufacture which are sold by pharmaceutical companies under licenses from us.

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

Following the termination of the CIMA/aaiPharma Agreement, the Company, Cephalon, Inc., a Delaware corporation (“Cephalon”), and C MergerCo, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Cephalon (“C MergerCo”), entered into an Agreement and Plan of Merger, dated as of November 3, 2003 (the “CIMA/Cephalon Agreement”). Pursuant to the CIMA/Cephalon Agreement, Cephalon will acquire the Company through the merger of C MergerCo with and into CIMA, with the Company surviving as a wholly-owned subsidiary of Cephalon (the “Merger”). In connection with the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $34.00 per share in cash. Each outstanding option to purchase the Company’s common stock, whether or not vested or exercisable, will be converted into the right to receive an amount of cash equal to $34.00 less the exercise price for such option. The completion of the Merger is subject to several customary closing conditions, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On June 15, 2004, the Company’s stockholders approved the CIMA/Cephalon Agreement at a special stockholders’ meeting. On June 30, 2004, the Company and Cephalon announced that Cephalon had reached an agreement in principle with the Bureau of Competition staff of the Federal Trade Commission, subject to final approval of the Commission, to permit the closure of the Merger.

The Company has not scheduled an annual meeting of stockholders because of the pending transaction with Cephalon.

In conjunction with the pending merger with Cephalon, options to purchase shares of the Company’s common stock will be converted to the right to receive $34.00 in cash, without interest, less (a) the exercise price for such stock options plus (b) any applicable tax withholding amounts. The Compensation Committee of the Company’s Board of Directors has accelerated the vesting of all options granted under the 2001 Stock Incentive Plan effective July 9, 2004. The number of shares involved in the acceleration was 421,534. Stock options granted under the Equity Incentive Plan will accelerate only in conjunction with the transaction closing. The number of shares that will accelerate at closing under the Equity Incentive Plan totals 110,423.

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

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, as amended by SAB 104, Revenue Recognition in Financial Statements, and Emerging Issues Task Force 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an agreement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues from our business activities are recognized from net sales of manufactured products upon shipment; from product development fees as the contracted services are rendered; from product development milestones upon completion of milestones; from nonrefundable up-front product development license fees as fees are amortized over the expected development term of the proposed products; and from royalties on the sales of products that we manufacture, which are sold by pharmaceutical companies under license from us. The determination of SAB 101 criteria (3) and (4) for each source of revenue is based on our judgments regarding the fixed nature and collectibility of each source of revenue.

Deferred Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the requirements for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination is made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the net deferred tax asset would decrease net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirements for a valuation allowance. As of December 31, 2003, the Company had a valuation reserve of $5.0 million resulting in a net deferred tax asset of $14.0 million. As of June 30, 2004, the Company had a valuation reserve of $5.0 million resulting in a net deferred tax asset of $14.4 million.

Results of Operations

Three and Six Month Periods Ended June 30, 2004 and 2003

Components of revenue, expenses, and net income as a percentage of total operating revenue for the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	48%	67%	54%	64%
Product development fees & licensing revenues	16%	9%	14%	9%
Royalty revenues	36%	24%	32%	27%
Cost of goods sold	44%	41%	43%	44%
Research & product development expenses	35%	15%	32%	15%
Selling, general & administrative expenses	19%	20%	19%	17%
Merger-related expenses	2%	1%	5%	1%
Net income	2%	20%	1%	20%

Operating Revenues. Total operating revenues for the second quarter ended June 30, 2004 were $14.7 million, a decrease of $3.6 million, or 20%, against the same period in 2003. The second quarter decrease in total operating revenues resulted from a decrease in one of our revenue components: revenue from the sales of products we manufacture and sell to our pharmaceutical company partners. Royalty revenue and product development fees and licensing revenue increased from the second quarter of 2003. For the six months ended June 30, 2004, total operating revenues were $30.4 million, a decrease of $4.5 million, or 13% from the same period of 2003. The decreases for the six-month period by revenue component followed the pattern of the second quarter.

Generally speaking, we respond to the product demand forecasts of our pharmaceutical partners. Accordingly, sales of manufactured products to our pharmaceutical partners may vary from period to period based on our partners’ demand. In the second quarter of 2004, revenues from net sales of products we manufacture for our pharmaceutical partners were $7.0 million, a decrease of approximately $5.3 million, or 43%, compared to the same period of 2003. The decrease was primarily due to reduced shipments of Remeron SolTabs for Organon in the second quarter of 2004 (a decrease of 40%), as Organon responded to decreased demand in the U.S. market due to generic competition. Another large portion of the decrease was due to a 77% reduction in Alavert shipments for Wyeth in the second quarter of 2004. The second quarter of 2003 shipments of Alavert still included quantities for Wyeth’s pipeline fill related to the December 2002 product launch. The market for allergy treatment is more competitive in 2004 than 2003, as well. These decreases were partially offset by the first shipments of FazaClo for Alamo Pharmaceuticals and a yet-to-be-launched product for Schwarz Pharma, the latter being the first product of our seven-product development agreement with Schwarz Pharma. We expect to manufacture and sell additional launch quantities of these two products in the third quarter of 2004. For the six months ended June 30, 2004, revenues from net sales of products we manufacture for our pharmaceutical partners were $16.6 million, a decrease of $5.8 million, or 25.8%, versus the first six months of 2003. The majority of the decrease was due to a nearly 63% decline in Alavert shipments to Wyeth, and a 15% decline in Remeron SolTabs shipments to Organon. For the full year 2004, we expect revenues from net sales of products we manufacture for our pharmaceutical partners to decrease by 20-40% from 2003, primarily due to lower sales of Alavert to Wyeth (compared to high initial sales in 2003 for Alavert’s launch) and reduced sales of Remeron SolTabs to Organon for the U.S. market resulting from generic competition by Barr Laboratories. In the first half of 2004, sales of branded prescription products to our pharmaceutical company partners (Organon, AstraZeneca, Schwarz Pharma and Alamo) decreased approximately $1.6 million from the prior year and represented 78% ($12.9 million) of our total product sales in the first six months of 2004, compared with 65% ($14.5 million) the first six months of 2003. Over-the-counter product sales to our pharmaceutical company partners (Wyeth, Novartis, and Bristol Myers-Squibb) decreased $4.2 million and accounted for 22% ($3.7 million) of total product sales compared with 35% ($7.8 million) in the first six months of last year.

Revenues from product development fees and licensing were $2.4 million in the second quarter of 2004, an increase of $800,000, or 50%, from the same period of 2003. The timing of product development fees and licensing revenues can vary based on the nature and scope of the activities being performed. The majority of development revenues in the second quarter of 2004 came from agreements for line extensions on existing products, with milestone payments from Alamo and the unnamed partner we announced in 2003 also contributing, while the majority of revenues for the same period in 2003 were related to the seven product development project with Schwarz Pharma and work for Alamo. We are actively pursuing new development agreements while increasing efforts in support of our proprietary compounds. For the first half of 2004, the largest portion of development revenue came from agreements for line extensions on existing products and continuing work on the Schwarz Pharma development projects.

We receive royalties based upon our pharmaceutical partners’ end-product sales into their respective markets. Revenues from royalties were $5.3 million in the second quarter of 2004, an increase of approximately $900,000, or 20%, over the same quarter of 2003. The increase was due primarily to increased sales by AstraZeneca of Zomig-ZMT (a 40% increase, reflecting a weak second quarter in 2003 as a result of customer inventory reductions), and increased royalties from Remeron SolTabs sold by Organon (a 16% increase). The royalty increase from AstraZeneca came despite a decision by AstraZeneca to distribute Zomig in the U.S. through a third-party distributor beginning in 2004. The expected decrease in Zomig royalty revenues was not as great as expected and was offset by increases in royalty revenues for Zomig in non U.S. markets, with about 5% of the non U.S. increase due to weakness of the U.S. dollar. Royalties from Organon in the second quarter were higher than expected, as the decline in U.S. sales of SolTabs due to generic competition was not as great as expected and was more than offset by increased sales outside the U.S. For the six months ended June 20, 2004, royalties were up approximately $300,000, or 3%, with increases from AstraZeneca (a 20% increase) and Organon (a 14% increase) being largely offset by a decrease from Wyeth (a 43% decrease). The six-month increase from AstraZeneca was primarily due to increased sales outside the U.S. more than offsetting declines in U.S. sales as a result of the third-party distribution arrangement (40% of the non-U.S. increase was due to the weakening of the U.S. dollar). The increase from Organon was the result of its increased sales outside the U.S. more than offsetting the decline in U.S. sales (the non-U.S. royalties were also aided by the weakening of the U.S. dollar). The Wyeth decrease of 43% was due to the comparison with launch shipments being made in the first half of 2003 and the more competitive allergy treatment market in 2004.

In 2004, we expect to close a transaction with Cephalon, Inc. under which CIMA will become a wholly owned subsidiary of Cephalon. This introduces a number of potential influences on our business and revenues.

As we stated in our Form 10-K, subject to the effect of the transaction with Cephalon, we expect full year 2004 revenues from our partner-based collaborative business to decline. There are three contributing factors leading to this expectation. First, we expect lower sales of Alavert to Wyeth (as compared to high initial sales in 2003 for Alavert’s launch) due to competitive forces in the allergy treatment market. In addition, the introduction by Barr Laboratories of a generic competitor to our partner Organon’s Remeron SolTabs in the U.S. market will create increased competition for our partner that will adversely affect our revenue. Finally, our partner AstraZeneca’s decision to market Zomig through an independent distributor in the U.S. likely will have an adverse effect on our royalty revenue because the selling price on which we generate royalties will be lower. Over time we expect increased sales volume to offset the decrease in the Zomig royalty base. If the transaction with Cephalon is not closed as anticipated, we expect that we would sign a license and manufacturing agreement with a pharmaceutical company partner for our OraVescent fentanyl product, which entered Phase III clinical trials in 2004, to support an FDA submission for marketing approval in 2005. We expect that the development fees and milestone payments under such an agreement would have a positive effect on 2004 and 2005 revenues, and would offset the decline noted earlier in this paragraph. We have a partner development pipeline of 14 projects that we believe provides a basis for future growth.

Cost of goods sold. Cost of goods sold was $6.0 million and $13.2 million in the second quarter and the first half of 2004, respectively, compared to $7.4 million and $15.2 million, respectively for the same period of 2003. This decrease was primarily due to reduced labor and materials cost related to lower sales volumes over the same period in 2003. For 2004, we expect cost of goods sold to decrease from 2003 levels in terms of dollar amount, but to increase as a percentage of net sales as production volumes are expected to decrease in 2004.

Gross profit on product sales was $505,000 and $3.4 million in the second quarter and first six months of 2004, respectively, compared to $4.8 million and $7.8 million in the same periods of 2003. Gross margins on product sales were 7.2% and 20.5% of total product sales in the second quarter and first half of 2004, respectively, compared with 39.3% and 31.9% for the same periods in 2003. The decrease in margins is primarily attributable to reduced production volumes and correspondingly reduced shipments in 2004, compared to running at or near full capacity in 2003. For the full year of 2004, we expect gross profits on product sales to decrease from 2003 levels both in terms of dollar amounts and as a percentage of product sales.

Research and product development expenses. Research and product development expenses were $5.0 million in the second quarter of 2004, an increase of $2.3 million, or 85%, over the same period of 2003. For the first six months of 2004 these expenses were $9.8 million, an increase of $4.6 million, or 88%, over the first half of 2003. OraVescent fentanyl activities accounted for nearly 78% of the quarterly increase, and 75% of the increase in the first half of 2004, with the expense primarily for costs related to clinical trails. For 2004, we expect research and product development expenses to more than double from 2003 levels due to increased development efforts and clinical trial costs related to our proprietary products.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.8 million in the second quarter of 2004, a decrease of approximately $900,000, or 24%, from the second quarter of 2003. For the first half of 2004, these expenses were $5.7 million, a decrease of nearly $500,000 compared to the first half of 2003. The decrease for the quarter was due primarily to approximately $325,000 of non-recurring management transition costs incurred in the second quarter of 2003, reduced relocation and recruitment costs of approximately $200,000, an approximately $300,000 decrease in legal costs, and decreased market research and consulting costs of approximately $200,000, offset partly due to increased property and insurance expense (approximately $60,000) and increased headcount related costs (approximately $125,000). For 2004, we expect selling, general and administrative expenses to be slightly higher than in 2003.

Merger-related expenses. Merger-related expenses were $335,000 in the second quarter of 2004 and $1.5 million for the six months ended June 30, 2004. Merger-related expenses of $250,000 were incurred in the second quarter and first half of 2003. We expect merger-related expenses to be approximately $7-8 million in 2004, $6.5 million of which is attributable to a success fee payable to our investment bankers.

Other income. Other income was $559,000 and $1.2 million in the second quarter and first half of 2004, respectively, a decrease of $290,000 and $742,000 from the comparable periods of 2003. Other income consists primarily of investment income from interest earned on securities and gains realized on the sale of securities. The decrease from 2003 levels was due primarily to lower interest rates on our investments and lower levels of cash available for investment. For 2004, we expect other income to be below 2003 due to lower rates of return on investments and a smaller investment base.

Provision for income taxes. The provision for income tax expense for the quarter ended June 30, 2004 was $336,000, compared with a tax provision of $1.4 million recognized in the second quarter of 2003. Income tax in the second quarter of 2004 is being recorded at an effective rate of 59.7%, or 37.5% on pre-tax income before merger costs. In the second quarter of 2003, tax expense was recorded at an effective rate of 27.6%, which was aided by the recognition of $200,000 in net operating loss benefits arising in previous years.

The effective tax rate of 59.7% and 79.7% used in computing net income in the second quarter and first half of 2004, respectively, resulted from expenses related to the merger with Cephalon that are not considered deductible for financial reporting purposes.

Liquidity and Capital Resources

We have financed our operations to date primarily through private and public sales of equity securities, other income, and operating revenues.

Working capital increased from $90.6 million at December 31, 2003 to $98.8 million at June 30, 2004, primarily due to an increase in cash and the current portion of available-for-sale securities and a reduced level of accounts receivable. Cash and available-for-sale securities, including both current and non-current securities, were $111.7 million at June 30, 2004, up from $110.2 million at December 31, 2003. Capital expenditures during the first six months of 2004 totaled $5.6 million. Cash generated from operating activities essentially funded these expenditures. We invest excess cash in interest-bearing money market accounts and investment grade securities.

During 2004, we plan to spend approximately $20 to $25 million to complete various improvement projects at our Eden Prairie manufacturing facility and to develop production capability for OraVescent fentanyl. These projects include: the addition of a production line in Eden Prairie for products requiring blister packaging and related warehouse expansion, and the preparation of manufacturing capability for OraVescent fentanyl. We ordered long lead-time equipment for increased production of blistered products including OraVescent fentanyl in the second quarter of 2004. In addition to these improvement projects, we expect to fund clinical trials for OraVescent fentanyl and additional product development activities related to our OraVescent technology. Transaction related costs associated with the merger with Cephalon will require estimated expenditures of $8-9 million in 2004, $6.5 million of which is attributable to a success fee payable to the Company’s investment bankers. We believe that our cash and cash equivalents and available-for-sale securities, together with expected revenues from operations, will be sufficient to meet our anticipated capital requirements for the foreseeable future. However, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or at all, or that any additional financing will not be dilutive.

Factors That Could Affect Future Results

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-Q. You should also consider carefully the definitive proxy statement regarding our proposed transaction with Cephalon, Inc. that we filed on May 18, 2004, which contains important information about the transaction. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our company. Additional risks and uncertainties also may impair our business operations.

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

     We intend to comply with the securities and antitrust laws of the United States and any other jurisdiction in which the proposed transaction is subject to review. The reviewing authorities may seek to impose conditions before giving their approval or consent to the transaction. A delay in obtaining the necessary regulatory approvals will delay the completion of the transaction. In January 2004, the Federal Trade Commission (“FTC”) requested additional information relating to our merger with Cephalon. The request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 during which the FTC is permitted to review a proposed transaction. We have not yet obtained any governmental or regulatory approvals required to complete the transaction. Although Cephalon has reached an agreement in principle with the Bureau of Competition staff of the FTC, it is subject to final approval of the Commission.

The Loss Of One Of Our Top Three Major Customers Could Reduce Our Revenues Significantly.

     Revenues from AstraZeneca, Organon, and Wyeth together represented approximately 83% and 62% of our total revenues in 2003 and 2002, respectively, and contributed 81% of total revenues in the first half of 2004. The loss of any one of these customers could cause our revenues to decrease significantly, resulting in losses from our operations. If we cannot broaden our customer base, we will continue to depend on a few customers for a significant portion of our revenues. We may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues. If we cannot, our revenues and gross profits may not grow as expected and may be insufficient to allow us to achieve sustained profitability.

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

If We Cannot Increase Our Production Capacity, We May Be Unable To Meet Expected Demand For Our Products, And We May Lose Revenues.

     We must increase our production capacity to meet expected demand for our products. We currently have two production lines for product requiring blister packaging, which collectively have an estimated annualized production capacity in excess of 500 million tablets. In 2003, we began to add a third production line, which was completed and commissioned in the first half of 2004. We also installed a production line for bottled product at our Brooklyn Park facility, which was completed and commissioned in the fourth quarter of 2003. We estimate that our total annualized capacity for the production lines in Eden Prairie will increase from approximately 500 million to approximately 1.0 billion tablets. We estimate that the total annualized capacity of the production line in Brooklyn Park will be approximately 700 million bottled tablets. If we are unable to increase our production capacity as scheduled or if our partners significantly increase their requirements for product deliveries prior to completing the scheduled increases in capacity, we may be required to allocate our production capacity until we have completed these capacity improvements. If this should happen, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Production lines in the pharmaceutical industry generally take 16 to 24 months to complete due to the long lead times required for precision production equipment to be manufactured and installed, as well as the required testing and validation process that must be completed once the equipment is installed. We may not be able to increase our production capacity quickly enough to meet the requirements of our pharmaceutical company partners.

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

     Many of our pharmaceutical company partners face intense competition from manufacturers of generic drugs. Generic competition may reduce the demand and price for our partners’ products. Products that our pharmaceutical company partners produce may also be subject to regulatory actions that result in prescription products becoming available to consumers over-the-counter. Generic competition has resulted in a decline in sales of Organon’s Remeron SolTabs in the U.S. and could also reduce the demand and price for other products that we manufacture for our partners. Because we derive a significant portion of our revenue from manufacturing products for and receipt of royalties from our pharmaceutical company partners, a decline in the sales of products that we produce for our partners, whether as a result of the introduction of competitive generic products or other competitive factors, could have a material adverse effect on our revenues and profitability.

     We developed and currently manufacture Remeron SolTab for Organon, an orally disintegrating formulation of Remeron, Organon’s standard tablet. Mylan Laboratories and Teva Pharmaceutical Industries announced in January 2002 that they received tentative approval from the FDA to sell standard mirtazapine tablets, which are generic substitutes for Organon’s Remeron tablets. In March 2002, Organon sued Teva and Mylan and seven other generic pharmaceutical companies for the infringement of Organon’s U.S. patent for Remeron, but on December 18, 2002, a federal district court ruled that the generic version of mirtazapine developed by Teva and Mylan did not infringe Organon’s patent covering Remeron. Teva launched its generic form of mirtazapine in the U.S. market in 2003. Other generic manufacturers, including Mylan Laboratories, launched generic versions of mirtazapine upon the June 2003 expiration of Teva’s 180-day marketing exclusivity period. In May 2002, Organon announced that it sued Barr Laboratories, Inc. for infringing its U.S. patent for Remeron SolTab (mirtazapine orally disintegrating tablets). Despite this suit, the U.S. market launch of generic orally disintegrating mirtazapine tablets developed by Barr Laboratories occurred in the first quarter of 2004. Organon reached settlements in some of its lawsuits against the generic manufacturers in the first quarter of 2004. Organon’s market for Remeron SolTab has been affected negatively by the introduction of generic versions of standard or orally disintegrating mirtazapine tablets. The introduction of these generic tablets has lowered Organon’s revenues from Remeron SolTab. This has had an adverse effect on our revenues from selling product for the U.S. market to Organon, and a reduction in royalty payments we receive from Organon based on its sales of the product in the U.S. In the future, there may be other generic entrants in the U.S. market, and we expect generic tablets to be introduced in other markets as well over the next several years.

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

     On January 27, 2003, Andrx Corporation and Perrigo Company announced that they entered into a multi-year agreement for Andrx to supply Perrigo with Andrx’s over-the-counter orally disintegrating tablet formulation of loratadine, which is expected to be equivalent to and substitutable for Schering-Plough’s Claritin RediTabs and Wyeth’s Alavert and Dimetapp ND. We developed and manufacture Alavert and Dimetapp ND orally disintegrating tablets for Wyeth. The Andrx and Perrigo product launched and is now commercially available, and that could have the effect of reducing both product sales to Wyeth and royalty payments from Wyeth.

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

     Manufacturers of drugs also must comply with applicable Good Manufacturing Practices requirements. If we cannot comply with applicable Good Manufacturing Practices, we may be required to suspend the production and sale of our products, which would reduce our revenues and gross profits. As we expand our manufacturing operations, we may not be able to maintain our compliance with the applicable Good Manufacturing Practices and other FDA regulatory requirements for manufacturing without the expenditure of significant time and resources.

     On July 21, the Minneapolis District Office of the FDA completed an inspection of our facilities that focused on compliance with current Good Manufacturing Practice regulations for manufacturers of pharmaceuticals. The FDA also conducted reviews under the Pre-Approval Inspection program related to two of our partners’ pending applications and collected profile samples. There was no form 483, “Inspectional Observations”, issued as a result of these inspections. Although the FDA did not issue a form 483 we cannot guarantee that any future inspections will proceed without any compliance issues requiring time and resources to resolve.

     Regarding the two pending applications that the Minneapolis District Office reviewed under the Pre-Approval Inspection program, a Minneapolis District Office Consumer Safety Officer stated verbally at the close of the inspection that a District level approval recommendation would be made to the FDA Center for Drug Evaluation and Research. The Minneapolis District Office’s recommendation is not binding on the FDA, and action by the FDA’s Center for Drug Evaluation and Research on our partners’ applications is required before approval is final. An approval recommendation by the Minneapolis District Office is a prerequisite to final approval by the FDA’s Center for Drug Evaluation and Research of an application.

     We still have other applications pending review and these could result in additional inspections or reviews by the District Office as a prerequisite for approval of those pending applications. In addition, the FDA and other regulatory authorities have the right to inspect our manufacturing facilities for compliance with applicable regulations at any time.

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

     The active ingredients in some of our current and proposed products, including OraVescent fentanyl, are controlled substances under the Controlled Substances Act of 1970 and are regulated by the U.S. Drug Enforcement Agency. These products are subject to DEA and OSHA regulations relating to manufacturing, storage, distribution and physician prescription procedure. Products containing controlled substances may generate public controversy. Opponents of these products may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these products. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of products containing controlled substances. Furthermore, the DEA could impose significant penalties and fines against us and our pharmaceutical company partners for violations of the Controlled Substances Act and DEA regulations.

     In addition, we are required to obtain quotas of controlled substances through the DEA allocation process. If we were to obtain our quota in insufficient quantity to support our scheduled manufacturing need, we would not be able to satisfy customer demand. This could result in adverse effects on our relationship with our customers, as well as impair demand for our product.

     Regulations under the Occupational Safety and Health Act establish certain standards related to safety in handling and manufacturing potent substances, such as fentanyl citrate. Under these regulations, we believe that our production of fentanyl citrate would require specialized manufacturing equipment and procedures to prevent fentanyl citrate from coming in contact with humans. We may develop other products that would require a specialized manufacturing environment. Currently, none of our existing production lines in Eden Prairie or Brooklyn Park is capable of manufacturing potent substances in significant commercial quantities. We are currently evaluating the modification of our existing facilities or construction of a new manufacturing suite for products containing potent substances.

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

     We manufacture all our current products on two production lines in our Eden Prairie facility. All of our commercialized products, except for Schwarz Pharma, Inc.’s NuLev, are blister-packaged on one of our Eden Prairie production lines. If our existing production lines or facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenues and we may not be able to maintain our relationships with our pharmaceutical company partners. Without our existing production lines, we would have no other means of manufacturing products incorporating our drug delivery technologies until we were able to restore the manufacturing capability at our facility or to develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenues and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing pharmaceutical company partners resulting from our inability to produce products for them. The production line we have added at our Brooklyn Park facility is dedicated to bottled product, which is important for products currently under development, but does not reduce the risk associated with loss of capacity for product requiring blister packaging.

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

If We Cannot Adequately Protect Our Technology And Proprietary Information, We May Be Unable To Sustain A Competitive Advantage.

     Our success depends, in part, on our ability to obtain and enforce patents for our products, processes and technologies and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our innovations and deprive us of the ability to realize revenues and profits from our developments. We have been granted 22 patents on our drug delivery and packaging systems in the U.S and 22 in other countries, which will expire beginning in 2010. We have 10 applications for patents in the U.S. and 41 in other major countries.

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

If We Are Not Profitable In The Future, The Value Of Our Stock May Fall.

     We have accumulated aggregate net losses from inception of approximately $10.0 million. If we are unable to sustain profitable operations in future periods, the market price of our stock may fall. The costs for research and product development of our drug delivery technologies and general and administrative expenses have been the principal causes of our losses. Our ability to achieve sustained profitable operations depends on a number of factors, many of which are beyond our direct control. These factors include:

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

Our Stock Price Has Been Volatile And May Continue To Be Volatile.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile. The market value of your investment in our common stock may fall sharply at any time due to this volatility. In the twelve month period ended June 30, 2004, the closing sale price for our common stock ranged from $22.00 to $33.73. The market prices for securities of drug delivery, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our stock price include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate and foreign currency risks. Our investments in fixed-rate debt securities, which are classified as available-for-sale at June 30, 2004, have remaining maturities of less than 48 months and thus are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $79.0 million at June 30, 2004, and represented approximately 35% of total assets. The primary objective of our investment activities is to preserve capital. We have a contractual commitment to purchase assets for our new manufacturing line that is denominated in foreign currency, but we have entered into forward foreign exchange contracts to limit our exposure to fluctuating exchange rates. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the underlying currency exposures described above and in interest rates applicable to fixed rate investments maturing during the next twelve months that are subject to reinvestment risk. As of June 30, 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations or cash flow.

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

PART II - OTHER INFORMATION

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

On March 17, 2003, the Company and Schwarz Pharma filed a complaint in the United States District Court for the District of Minnesota against KV Pharmaceutical Company and its wholly owned subsidiary Ethex Corporation. The complaint alleges that KV Pharmaceutical and Ethex are manufacturing and selling orally disintegrating hyoscyamine sulfate (0.125 mg) tablets in violation of one of the Company’s patents covering its DuraSolv technology. The Company manufactures NuLev, an orally disintegrating hyoscyamine sulfate (0.125 mg) product, for Schwarz Pharma, Inc. pursuant to an exclusive license agreement. The Company and Schwarz are seeking an injunction against further infringement of the patent and compensatory damages. KV Pharmaceutical and Ethex have filed a counterclaim against the Company seeking a declaratory judgment that two of the Company’s patents are invalid, unenforceable, or not infringed. The court dismissed the counterclaim brought by KV Pharmaceutical and Ethex with respect to one of the Company’s patents. A motion for preliminary injunction filed by the Company and Schwarz was denied in March 2004. The parties are conducting discovery and trial is scheduled on or after November 1, 2004.

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

On December 19, 2003, the Company was named as a defendant in a civil action filed in the Hennepin County, Minnesota District Court. The action, which was filed by David A. Feste, a former Vice President, Chief Financial Officer and Secretary of CIMA, alleges that CIMA intentionally and negligently misrepresented its intention to pursue and engage in a transaction resulting in a change in control of the Company when negotiating an amendment to his employment agreement in conjunction with Mr. Feste’s resignation from the Company. Mr. Feste is seeking compensation under the change of control provisions in his original employment agreement. CIMA brought a motion to dismiss the action, which was granted and a judgment entered in favor of CIMA on April 23, 2004. Mr. Feste sought review of this decision by the Minnesota Court of Appeals. Since the appeal was filed, Mr. Feste and the Company have entered into a mutual release of all claims, and Mr. Feste agreed to either withdraw or stipulate to dismiss his appeal.

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Meeting of the Stockholders of the Company was held on June 15, 2004. There were 14,685,093 shares of the Company’s common stock entitled to vote, and a total of 10,540,067 shares were represented at the Special Meeting. Stockholders were asked to vote on a proposal to adopt the Agreement and Plan of Merger, dated as of November 3, 2003, by and among the Company, Cephalon, Inc. and C MergerCo, Inc. The proposal was approved, with 10,475,582 shares voting in favor of the proposal, 43,149 shares voting against the proposal and 21,336 shares abstaining. There were no broker non-votes on the proposal.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Document	Method of Filing
3.1	Fifth Restated Certificate of Incorporation of CIMA, as amended	(1)
3.2	Third Restated Bylaws of CIMA	(2)
4.1	Form of Certificate for Common Stock	(3)
4.2	Amended and Restated Rights Agreement, dated as of June 26, 2001, between CIMA and Wells Fargo Bank Minnesota, N.A.	(4)
4.3	Amendment to Amended and Restated Rights Agreement dated as of August 5, 2003	(5)

Exhibit	Description of Document	Method of Filing
4.4	Second Amendment to Amended and Restated Rights Agreement dated as of November 3, 2003	(6)
4.5	Certificate of Designation of Series A Junior Participating Preferred Stock	(7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Steven B. Ratoff	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James C. Hawley	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

(b) Reports on Form 8-K

On May 6, 2004, the Company furnished a copy of a press release issued on May 6, 2004 on Form 8-K. The press release announced the Company’s first quarter 2004 earnings and contained non-GAAP (generally accepted accounting principles) financial disclosure. Pro forma financial information was provided.

On June 21, 2004, the Company filed a copy of a press release issued on June 15, 2004 on Form 8-K. The press release announced that the Company’s stockholders voted to approve the merger agreement with Cephalon, Inc. at a special stockholders’ meeting held in Bloomington, Minnesota on June 15, 2004.

On July 1, 2004, the Company filed a copy of a joint press release with Cephalon, Inc. issued on June 30, 2004 on Form 8-K. The press release announced that Cephalon had reached an agreement in principle with the Bureau of Competition staff of the Federal Trade Commission, subject to final approval of the Commission, to permit the closure of the proposed merger transaction between the Company and Cephalon.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMA LABS INC.
Registrant
Date: August 6, 2004	By	/s/ James C. Hawley
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